Form 10-Q
period 1995-05-12
CAERE CORP
filed 1995-05-12
CIK 854916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

     [ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the  quarterly  period  ended  March  31,  1995 or [ ]

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number     0-18090

                               CAERE CORPORATION
             (Exact name of registrant as specified in its charter)

                                                           Delaware   94-2250509
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 100 Cooper Court, Los Gatos, California, 95030
                    (Address of principal executive offices)

                                 (408) 395-7000
              (Registrant's telephone number, including area code)
     ----------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

 Yes x No
    ---  ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock.


  Class :   Common Stock
            $.001 par value

  Outstanding  March 31, 1995:    13,103,312

                           This is page 1 of 12 pages

                               CAERE CORPORATION
                                     INDEX

                         PART I. Financial Information

                                                                                                         Page
ITEM 1.           Financial Statements

                  Condensed Consolidated Balance Sheets - March 31, 1995
                      and December 31, 1994                                                                 3

                  Condensed Consolidated Statements of Earnings -- Three Months
                      Ended March 31, 1995 and 1994                                                         4

                  Condensed Consolidated Statements of Cash Flows - Three Months
                      Ended March 31, 1995 and 1994                                                         5

                  Notes to Condensed Consolidated Financial Statements                                      6

ITEM 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                 7-9

Exhibit 11        Statement Regarding Computation of Net Earnings
                      Per Share                                                                            10


                                            PART II. Other Information

ITEM 1.           Legal Proceedings

ITEM 6.           Exhibits and Reports on Form 8-K                                                         11

                  SIGNATURES                                                                               12



                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                               CAERE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)
                                                                              March 31,          December 31,
                                                                                1995                 1994

                                     ASSETS

Cash and cash equivalents                                                  $     2,524               3,995
Short-term investments                                                          44,467              47,104
Receivables                                                                      5,939               6,040
Inventories (Note B)                                                             2,309               2,555
Other current assets                                                             3,626               3,459
                                                                                 -----             -----
         Total current assets                                                   58,865              63,153

Property and equipment, net                                                      4,287               3,614
Other assets                                                                     1,364               1,134
                                                                               -------             -------

         Total assets                                                      $    64,516         $    67,902
                                                                                ======              ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other payables                                        $     4,889         $     7,882
Accrued merger related costs                                                     1,129               2,267

Preferred stock, $.001 par value:  authorized 2,000,000
  shares; none issued or outstanding                                                 -                   -
Common stock, $.001 par value:  authorized 30,000,000
  shares; issued and outstanding 13,103,312 and 13,046,419
  shares                                                                            13                  13
Additional paid-in capital                                                      60,843              60,597
Notes receivable from stockholders                                                (400)               (400)
Accumulated deficit                                                             (1,958)             (2,457)
                                                                                -------             -------

         Total stockholders' equity                                             58,498              57,753
                                                                                ------              ------

         Total liabilities and stockholders' equity                        $    64,516         $    67,902
                                                                                ======              ======


The accompanying notes are an integral part of the condensed consolidated financial statements.



                               CAERE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                 1995                1994


Net revenues                                                                 $   12,224        $    11,753

Cost of revenues                                                                  3,542              3,443
                                                                                  -----              -----

                                                                                  8,682              8,310
                                                                                  -----              -----
Operating expenses:
  Research and development                                                        2,324              2,449
  Selling, general and administrative                                             6,231              6,381
                                                                                  -----              -----

                                                                                  8,555              8,830
                                                                                  -----              -----

  Operating earnings (loss)                                                         127               (520)

Interest income, net                                                                538                287

  Earnings (loss) before income taxes                                               665               (233)

Income tax expense (benefit)                                                        166                (74)

  Net earnings (loss)                                                        $      499       $       (159)
                                                                                   ====              ======

Net earnings (loss) per common and
 common equivalent share                                                     $      .04       $       (.01)
                                                                                   ====              ======

Shares used in per share calculation                                             13,688             12,552
                                                                                 ======             ======

The accompanying notes are an integral part of the condensed consolidated financial statements.



                               CAERE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                          1995            1994
Cash flows from operating activities:
  Net earnings (loss)                                                               $      499     $      (159)
  Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
    Depreciation and amortization                                                          444             506
    Merger related costs                                                                (1,138)             --
    Amortization of capitalized software development costs                                 152             109
    Changes in operating assets and liabilities:
         Receivables                                                                       101           2,425
         Inventories                                                                       246            (554)
         Other current assets                                                             (167)            (57)
         Accrued expenses and other payables                                            (2,993)            376
                                                                                        -------            ---
Net cash provided by (used for) operating activities                                    (2,856)          2,646
                                                                                        -------          -----
Cash flows from investing activities:
    Short-term investments, net                                                          2,637          (2,554)
    Capital expenditures                                                                (1,074)           (162)
    Capitalized software development costs                                                (120)           (120)
    Other assets                                                                          (304)             63
                                                                                         -----              --
         Net cash provided by (used for) investing activities                            1,139          (2,773)
                                                                                         -----         -------
Cash flows from financing activities:
  Proceeds from issuances of common stock                                                  246              84
                                                                                           ---              --
Net increase (decrease) in cash and cash equivalents                                    (1,471)            (43)

Cash and cash equivalents at beginning of period                                         3,995          20,671
                                                                                        -----           ------
Cash and cash equivalents at end of period                                          $    2,524     $    20,629
                                                                                         =====          ======
Supplemental disclosures:
  Cash paid for income taxes                                                        $    1,011     $        23
                                                                                         =====              ==

The accompanying notes are an integral part of the condensed consolidated financial statements.


                               CAERE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A)       Basis of Presentation

         The accompanying unaudited condensed consolidated balance sheets, statements of earnings, and statements of cash flows reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present the financial position of the Company as of March 31, 1995, and its results of operations and cash flows for the periods indicated.

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company filed audited financial statements with the Securities and Exchange Commission which included all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations and cash flows for the years ended December 31, 1994, 1993 and 1992, in its report on Form 10-K for the year ended December 31, 1994 (the "Form 10-K"). These condensed financial statements should be read in conjunction with the financial statements contained in the Company's Form 10-K. The results of operations for the interim period ended March 31, 1995, are not necessarily indicative of the results to be expected for the full year.

B)       Inventories                                                 March 31, 1995             December 31, 1994
         -----------                                                 --------------             -----------------
                                                                                  (In thousands)
          A summary of inventories follows:

               Raw materials                                            $    1,142                $  1,235
               Work in process                                                 227                     520
               Finished goods                                                  940                     800
                                                                               ---                     ---
                                                                        $    2,309                $  2,555
                                                                             =====                   =====


C)       Net Earnings Per Share

         Net earnings per common and common equivalent share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of options to purchase common stock calculated using the treasury stock method. Fully diluted earnings per share for all periods presented were not materially different from primary earnings per share.

                                     Item 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues
           Net revenues increased to approximately $12.2 million during the first quarter of 1995 from $11.8 million in the first quarter of 1994. The increase was due to increased upgrade revenues and increased OEM revenues related to bundled versions of OmniPage and WordScan. The overall increase was offset by a decrease in revenues of retail software recognition products compared to the first quarter of 1994.

           New versions of products that shipped during the quarter include upgrade versions of WordScan Plus and PageKeeper. OmniForm, the first product brought to market through Caere's affiliated label program, also shipped during the quarter. In addition, the first upgrade versions of OmniPage Professional and WordScan Plus were sold through the retail distribution channel. Total desktop products' net revenues for the first quarter were $10.6 million compared to $10.0 million in the first quarter of 1994.

           Business products' net revenues for the transaction processing OCR/bar code products were fairly consistent at approximately $1.6 million for the first quarter of 1995 compared to $1.8 million for the first quarter of 1994. The Company has not experienced any uniform seasonality patterns with these products, and quarterly revenues fluctuate throughout the year.

           Overall, international sales accounted for approximately 30% of total net revenues for the first quarter. This compares to approximately 29% in the first quarter of 1994.

Gross Margins
           Gross margins of 71% were consistent with the first quarter of 1994. The primary factor affecting gross margins in the future is likely to be shifts in product mix between software and hardware products. The microcomputer software market has been subject to rapid changes, including significant price competition, which can be expected to continue. Future technology or market changes may cause certain products to rapidly become obsolete, necessitating increased inventory write-offs or reserves and a corresponding decrease in gross margins.

Operating Expenses
           Research and development (R&D) expenses decreased 5% to $2.3 million for the first quarter of 1995 compared to $2.5 million for the first quarter in 1994. As a percentage of sales, R&D was relatively consistent with the first quarter of 1994. R&D expense included approximately $100,000 of merger-related costs for transitional employees. The Company expects to continue significant investment in R&D during 1995.

           Selling, general and administrative (SG&A) expenses decreased approximately 2% to $6.2 million for the first quarter of 1995 compared to $6.4 million for the comparable quarter of 1994. Included in SG&A for the first quarter of 1995 was approximately $225,000 of merger-related costs for transitional employees.

           Adjusting for merger-related costs, overall operating expenses were down approximately $675,000 due to synergies resulting from the merger.

Interest Income
           The increase in interest  income  resulted  from higher  average cash
balances  and  higher   interest  rates  earned  on  the  Company's   short-term
investments.

Income Taxes
           The income tax rate for the first quarter of 1994 was 25% due to utilization of net operating loss carryforwards, the tax exempt nature of interest income, and the Company's Foreign Sales Corporation.

Net Earnings
           Net earnings increased to $499,000 for the first quarter of 1995 compared to a loss of $159,000 for the first quarter of 1994, due to the combination of factors outlined above.

Certain Trends
           The Company's future operating results may be affected by various uncertain trends and factors beyond the Company's control. These include adverse changes in general economic conditions, rapid or unexpected changes in the technologies affecting optical character recognition, rising costs, or the unavailability of needed components. The industry has become increasingly competitive, and accordingly, the Company's results may also be adversely affected by the actions of existing or future competitors, including the development of new technologies, the introduction of new products, and the reduction of prices by such competitors to gain or retain market share.

           During 1994, the Company began to bundle versions of its OmniPage and WordScan software recognition products with various scanner manufacturers. These bundled products began shipping in quantities during the fourth quarter of 1994. While the company expects to aggressively market upgrade products to these customers, and believes that these bundles will provide a greater number of scanner purchasers with experience in the advantages of optical character recognition, there is no assurance that the Company will be successful in this new business model. In addition, use of the bundled products may cause deferral of the purchase of the Company's fully priced retail version of OmniPage and WordScan products for a period of time or may adversely impact the Company's results of operations.

           Future operating results of the Company are dependent upon the ability of the combined company to realize the synergies expected to result from the merger with Calera Recognition Systems, Inc., consummated in the fourth quarter of 1994. The Company intends to seek to reduce operating costs over time by eliminating duplicative facilities, repositioning competitive product lines, and reducing overall the number of employees that would have otherwise been required by each of the two companies operating separately. There can be no assurance that these steps will reduce costs to the extent, or as quickly, as planned. The Company anticipates that the combined revenues of the two companies after the merger may be less than the sum of their respective revenues before the merger, at least in the short term, as a result of potential disruption in the market place and competitive responses to the merger.

           The Company's future earnings and stock price could be subject to significant volatility, particularly on a quarterly basis. The Company's revenues and earnings are unpredictable due to the Company's shipment patterns. As is common in the software industry, the Company's experience has been that a disproportionately large percentage of shipments occur in the third month of each fiscal quarter, and shipments tend to be concentrated in the latter half of that month. Because the Company's backlog early in a quarter is not generally large enough to assure that it will meet its revenue targets for any particular quarter, quarterly results are difficult to predict until the end of the quarter. A shortfall in shipments at the end of any particular quarter may cause operating results for that quarter to fall significantly short of anticipated levels. Due to analysts' expectations of continued growth, any such shortfall in operating results could have a very significant effect on the trading price of the Company's common stock in any given period.

           As a result of the foregoing factors and other factors arising in the future, the market price of the Company's common stock may be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer industry or the securities markets in general.

Liquidity and Capital Resources

           The Company's financial position remains strong, with working capital of $52.8 million and no long-term debt. Cash and short-term investments aggregated approximately $47.0 million at March 31, 1995. The Company believes that existing cash balances will be sufficient to meet its cash requirements for the foreseeable future.

                                                                                                        EXHIBIT 11

                               CAERE CORPORATION

                        STATEMENT REGARDING COMPUTATION
                           OF NET EARNINGS PER SHARE
                                  (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                           1995               1994

Net earnings (loss)                                                                  $      499,000     $    (159,000)
                                                                                            =======          =========

Weighted average shares outstanding during the period                                    13,091,631        10,570,123

Common equivalent shares using the treasury
    stock method                                                                            596,365         1,982,321
                                                                                         ----------          ---------

Common and common equivalent shares outstanding
    for purposes of calculating net earnings per share                                   13,687,996        12,552,444
                                                                                         ==========        ==========

Net earnings per common and common
    equivalent share                                                                $           .04    $        (.01)
                                                                                                ===             =====



                           PART II. OTHER INFORMATION


                                     Item 1

Legal Proceedings

         On April 7, 1993, a class action lawsuit alleging securities law violations was filed against the Company and certain of its executive officers. On November 17, 1993, the U.S. District Court for the Northern District of California dismissed with prejudice certain of the claims and dismissed with leave to amend other claims. The plaintiffs elected not to amend, but appealed the decision to the U.S. Court of Appeals for the Ninth Circuit. In December 1994, the parties reached an agreement to settle the lawsuit for $400,000, a substantial portion of which will be paid by Caere's Directors and Officers insurance carrier. The settlement is subject to approval by the District Court.

         The Company is involved in certain claims arising in the normal course of business. The extent to which these matters will be pursued by the claimants or the eventual outcome is not presently determinable. However, Company management, after review and consultation with the Company's counsel, believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial position or results of operations.

         As previously reported, the Company was informed on December 19, 1994, by the Antitrust Division of the U.S. Department of Justice (DOJ) that it intended to investigate the merger of the Company with Calera. The Company intends to fully cooperate with the investigation. To date, the Company has not received any further notice with respect to the DOJ investigation.


                                                      Item 6

Exhibits and Reports on Form 8-K

(a)      Exhibits
                  Exhibit 11 - Statement Regarding Computation of Net Earnings Per Share - page 10.

(b)      Reports on Form 8-K
                  No reports on Form 8-K were filed by the Company during the period covered by this report.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CAERE CORPORATION

Date:  May 12, 1995

                                     /S/ Blanche M. Sutter
                                     Blanche M. Sutter, Vice President Finance
                                     and Chief Financial Officer

                                     (Principal Financial and Accounting Officer and Duly Authorized Officer)