Form 10-Q
period 1995-06-30
CAERE CORP
filed 1995-08-14
CIK 854916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

     [ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    June 30, 1995 or

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

                                 (408) 395-7000
              (Registrant's telephone number, including area code)
----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes x No_____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

                                                                   Outstanding
           Class                                                   June 30, 1995

           Common Stock
           $.001 par value                                         13,206,378

                           This is page 1 of 13 pages



                               CAERE CORPORATION
                                     INDEX

                         PART I. Financial Information

                                                                                                          Page
ITEM 1.           Financial Statements

                  Condensed Consolidated Balance Sheets - June 30, 1995
                      and December 31, 1994                                                                 3

                  Condensed Consolidated Statements of Earnings -- Three Months
                      and Six Months Ended June 30, 1995 and 1994                                           4

                  Condensed Consolidated Statements of Cash Flows - Six Months
                      Ended June 30, 1995 and 1994                                                          5

                  Notes to Condensed Consolidated Financial Statements                                      6

ITEM 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                7-10

Exhibit 11        Statement Regarding Computation of Net Earnings
                      Per Share                                                                            11


                           PART II. Other Information

ITEM 4.           Submission of Matters to a Vote of Security Holders                                      12

ITEM 6.           Exhibits and Reports on Form 8-K                                                         13



SIGNATURES                                                                                                 13



                         PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                               CAERE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                                                       June 30,   December 31,
                                                                                         1995        1994

                                     ASSETS
Cash and cash equivalents                                                             $   3,588    $   3,995
Short-term investments                                                                   42,122       47,104
Receivables                                                                               7,198        6,040
Income tax receivable                                                                     1,100         --
Inventories (Note B)                                                                      2,304        2,555
Other current assets                                                                      3,747        3,459
                                                                                      ---------    ---------
         Total current assets                                                            66,916       63,153

Property and equipment, net                                                               5,559        3,615
Other assets                                                                              1,298        1,134
                                                                                      ---------    ---------

         Total assets                                                                 $  66,916    $  67,902
                                                                                      =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other payables                                                   $   6,240    $   7,882
Accrued merger related costs                                                                970        2,267
                                                                                      ---------    ---------
         Total current liabilities                                                        7,210       10,149

Preferred stock, $.001 par value:  authorized 2,000,000
  shares; none issued or outstanding                                                       --           --
Common stock, $.001 par value:  authorized 30,000,000
  shares; issued and outstanding 13,206,378 and 13,046,419
  shares                                                                                     13           13
Additional paid-in capital                                                               61,295       60,597
Notes receivable from stockholders                                                         (400)        (400)
Accumulated deficit                                                                      (1,202)      (2,457)
                                                                                      ---------    ---------
         Total stockholders' equity                                                      59,706       57,753
                                                                                      ---------    ---------

         Total liabilities and stockholders' equity                                   $  66,916    $  67,902
                                                                                      =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                               CAERE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                              Three Months Ended   Six Months Ended
                                                                                   June 30,             June 30,
                                                                               1995       1994       1995       1994
                                                                               ----       ----       ----       ----


Net revenues                                                               $ 13,172   $ 13,540   $ 25,396   $ 25,293

Cost of revenues                                                              4,040      3,882      7,582      7,325
                                                                           --------   --------   --------   --------

                                                                              9,132      9,658     17,814     17,968
                                                                           --------   --------   --------   --------

Operating expenses:
  Research and development                                                    2,159      2,507      4,483      4,956
  Selling, general and
     administrative                                                           6,360      6,553     12,591     12,934
  Merger related costs                                                          297       --          297       --

                                                                              8,816      9,060     17,371     17,890
                                                                           --------   --------   --------   --------

  Operating earnings                                                            316        598        443         78

Interest income                                                                 495        307      1,033        594

  Earnings before income taxes                                                  811        905      1,476        672

Income tax expense                                                               55        287        221        213

  Net earnings                                                             $    756   $    618   $  1,255   $    459
                                                                           ========   ========   ========   ========
Net earnings per common and
 common equivalent share (Note C)                                          $   0.06   $   0.05   $   0.09   $   0.04
                                                                           ========   ========   ========   ========

Shares used in per share calculation                                         13,385     12,851     13,556     12,929
                                                                           ========   ========   ========   ========



The accompanying notes are an integral part of the condensed consolidated financial statements.


                               CAERE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)
                                                                                                                   Six Months Ended
                                                                                                                        June 30,
                                                                                                                   1995        1994
Cash flows from operating activities:
  Net earnings                                                                                                 $  1,255    $    459
  Adjustments to reconcile net earnings to net cash
  provided by (used for) operating activities:
    Depreciation and amortization                                                                                 1,038       1,010
    Merger related costs                                                                                         (1,297)       --
    Amortization of capitalized software development costs                                                          309         240
    Changes in operating assets and liabilities:
       Receivables                                                                                               (1,158)      2,342
       Income tax receivable                                                                                     (1,100)      1,002
       Inventories                                                                                                  251        (737)
       Other current assets                                                                                        (288)         57
       Accrued expenses and other payables                                                                       (1,642)        252
                                                                                                               --------    --------
           Net cash provided by (used for) operations                                                            (2,632)      4,625
                                                                                                               --------    --------
Cash flows from investing activities:
    Short-term investments, net                                                                                   4,982       8,009
    Capital expenditures                                                                                         (2,879)       (427)
    Capitalized software development costs                                                                         (240)       (240)
    Other assets                                                                                                   (336)         60
                                                                                                               --------    --------
           Net cash provided by investing activities                                                              1,527       7,402
                                                                                                               --------    --------
Cash flows from financing activities:
     Proceeds from issuances of common stock                                                                        698         188
                                                                                                               --------    --------
Net increase (decrease) in cash and cash equivalents                                                               (407)     12,215
Cash and cash equivalents, beginning of period                                                                    3,995      20,671
                                                                                                               --------    --------
Cash and cash equivalents, end of period                                                                       $  3,588    $ 32,886
                                                                                                               ========    ========
Supplemental disclosures:
  Cash paid for income taxes                                                                                   $    596    $    544
                                                                                                               ========    ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                               CAERE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A)       Basis of Presentation

         The accompanying unaudited condensed consolidated balance sheets, statements of earnings and statements of cash flows reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present the financial position of the Company as of June 30, 1995, and the results of operations and cash flows for the periods indicated.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore certain information and footnote disclosure normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company filed audited financial statements with the Securities and Exchange Commission which included all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations and cash flows for the years ended December 31, 1994, 1993 and 1992, in its report on Form 10-K for the year ended December 31, 1994 ("the Form 10-K"). It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements contained in the Company's Form 10-K dated March 24, 1995. The results of operations for the interim periods ended June 30, 1995, are not necessarily indicative of the results to be expected for the full year.


B)        Inventories              June 30, 1995        December 31, 1994
         ------------              -------------        -----------------
                                              (In thousands)
A summary of inventories follows:

    Raw materials                   $1,256                $1,235
    Work in process                    432                   520
    Finished goods                     616                   800
                                    ------                ------
                                    $2,304                $2,555
                                    ======                ======


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

                                     Item 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues
           Net revenues for the second quarter of 1995 were $13,172,000 compared to $13,540,000 for the second quarter of 1994. For the six months ending June 30,1995, net revenues were $25,396,000 compared to $25,293,000. The revenue breakdown between Desktop Products and Business Products was as follows:

                                                                        Second Quarter             Year to Date

                                                                     1995          1994          1995          1994
                                                                   ------        ------        ------        ------
Business Products                                                   1,836         1,557         3,492         3,315
Desktop Products                                                   11,336        11,983        21,904        21,978
                                                                   ------        ------        ------        ------
      Total                                                        13,172        13,540        25,396        25,293
                                                                   ======        ======        ======        ======


The decrease in Desktop Products revenue for both the second quarter of 1995 and the six months ending June 30,1995, was caused by the continuing shift in the business model brought about by the bundling of OCR software with scanners. The effect of this shift is to lower the average unit selling price for the OmniPage and WordScan lines of software. Unit sales of the bundled (OEM) and upgrade versions of the OmniPage and WordScan lines were up approximately 250% during the second quarter of 1995 compared to the second quarter of 1994. During the same period, unit sales for fully priced retail versions of Desktop Products software, which consist of the OmniPage, WordScan, PageKeeper, and OmniForm products, decreased approximately 16%. The Company expects that this trend in the business model will continue throughout 1995.

The increase in the Company's transaction processing Business Products net revenues for both the second quarter and year-to-date comparisons was due primarily to an increase in unit sales of OCR products. The Company has not experienced any uniform seasonality patterns with these products, and quarterly revenues fluctuate throughout the year.

Gross Margins
Gross margins were 69.3% for the second quarter, compared to 71.3% for the second quarter of 1994. For the six-month period, gross margins were 70.1% in 1995 compared to 71.0% in 1994. The decrease in gross margins is caused by the reduction in average selling prices of OCR software products related to the bundling business. The primary factors affecting gross margins in the future are likely to be continuing shifts in product mix between bundled, upgrade, and retail software as well as changes in product mix between software and hardware products.

The microcomputer software market has been subject to rapid changes, including significant price competition, which can be expected to continue. Future technology or market changes may cause certain products to rapidly become obsolete, necessitating increased inventory write-offs or reserves and a corresponding decrease in gross margins.

Operating Expenses
Research and Development (R&D) expense for the second quarter of 1995 was $2,159,000, a 14% decrease compared to the second quarter of 1994 R&D expense of $2,507,000. Included in the second quarter R&D expense was approximately $106,000 of costs associated with the merger of the Company with Calera Recognition Systems (Calera). The Company acquired Calera in December 1994. For the six months ending June 30, 1995, R&D expense was down 10% to $4,483,000 from $4,956,000 in 1994. The decrease in both the second quarter and year-to-date R&D spending on a comparative basis was the result of synergies related to the Calera acquisition. The Company expects to continue significant investment in R&D during 1995.

Selling, general and administrative (SG&A) expenses decreased approximately 3% to $6,360,000 for the second quarter of 1995 compared to $6,553,000 for the comparable quarter of 1994. Included in SG&A for the second quarter of 1995 was approximately $161,000 of merger-related costs for transitional employees. For the six months ended June 30, 1995, SG&A was down 3% to $12,591,000 compared to $12,934,000 for the same period in 1994. The decrease in 1995 SG&A for both the second quarter and year-to-date comparisons was also a result of synergies realized from the Calera acquisition.

In addition to the merger costs that were included in R&D and SG&A in operating expenses during the second quarter, the Company incurred an additional integration charge of $297,000. These merger related costs are shown as a separate line item in operating expenses in the accompanying Statements of Earnings. This charge included severance payments, legal, and other transactions costs and were somewhat offset by a savings resulting from an early buyout of the lease for the building that Calera occupied prior to the acquisition.

Interest Income
Interest income was $495,000 for the second quarter of 1995 compared to $307,000 for the second quarter of 1994. For the six months ending June 30, 1995, interest income was $1,033,000 compared to $594,000 for the first half of 1994. The increases were the result of higher average cash balances and higher interest rates earned on the Company's short-term investments.

Income Taxes
The effective income tax rate for the year is expected to be approximately 15%, based on utilization of net operating loss carryforwards assumed with the acquisition of Calera, the Company's Foreign Sales Corporation, and the tax-free nature of most interest earned on the Company's short-term investments . As a result, the tax rate used for the second quarter of 1995 was adjusted to reflect a 15% annual rate.

Net Earnings and Earnings Per Share
Net earnings increased 22% to $756,000 for the second quarter of 1995 compared to $618,000 for the second quarter of 1994. For the six months ending June 30, 1995, net earnings increased 173% to $1,255,000 from $459,000 for the comparable period of 1994. The primary reason for the increases was the synergy resulting from the Calera acquisition. Earnings per share were $.06 for the second quarter of 1995 compared to $.05 for the second quarter of 1994. For the first six months of 1995, earnings per share were $.09 compared to $.04 for the same period of 1994. The effect of the merger related costs commingled in R&D and SG&A in operating expenses, along with the additional integration charge, was to reduce earnings per share by $.03 and $.07, during the second quarter of 1995 and the six months ending June 30, 1995, respectively.

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

Liquidity and Capital Resources

The Company's financial position remains strong, with working capital of $59,706,000 and no long-term debt. Cash and short-term investments aggregated approximately $45,710,000 at June 30, 1995. The Company believes that existing cash balances will be sufficient to meet its cash requirements for the foreseeable future.

                                                      EXHIBIT 11

                               CAERE CORPORATION
                        STATEMENT REGARDING COMPUTATION
                           OF NET EARNINGS PER SHARE
                                  (Unaudited)

                                                        Three Months Ended                Six Months Ended
                                                             June 30,                        June 30,
                                                             --------                        --------
                                                       1995            1994            1995            1994
                                                -----------     -----------     -----------     -----------

Net earnings                                    $   756,000     $   618,000     $ 1,255,000     $   459,000
                                                ===========     ===========     ===========     ===========

Weighted average shares outstanding during
the period                                       13,145,069      10,587,313      13,118,498      10,580,031

Common equivalent shares using the treasury
stock method
                                                    239,628       2,263,760         437,745       2,349,462
                                                -----------     -----------     -----------     -----------

Common and common equivalent shares
outstanding for purposes of calculating net
earnings per share
                                                 13,384,697      12,851,073      13,556,243      12,929,493
                                                ===========     ===========     ===========     ===========

Net earnings per common and common
equivalent share                                $    0.06       $    0.05        $   0.09        $    0.04
                                                ===========     ===========     ===========     ===========

                                     Item 4

Submission of Matters to a Vote of Security Holders

     (a) The Annual  Meeting of  Stockholders  of the Company was held on May 5,
1995

(b) Management's nominees to the Board of Directors of Class III Directors (for a three-year term expiring at the 1998 Annual Meeting) were elected by the following votes:


                                                 For                   Withhold

         Robert Teresi (Class III)           11,099,440                116,878
         Wayne Rosing (Class III)            11,074,208                142,110

         The following are persons whose term of office as Directors of the Company continued after the meeting:

         Director                        Class                   Term Expires

         Sidney S. Kahn                   I                         1996
         James K. Dutton                  II                        1997
         Frederick W. Zuckerman           II                        1997

     (c) The other matters presented and the voting of stockholders with respect thereto are as follows:

         (i) Approval of amendment to the 1992  Non-Employee  Directors Stock Option
Plan to increase the number of shares which may be issued:

                  For:  10,287,892        Against: 753,736           Abstain:  66,137          No Vote:  108,553

         (ii)     Ratification   of  selection  of  KPMG  Peat  Marwick  as  the
                  Company's  independent  auditors  for the fiscal  year  ending
                  December 31, 1995:

                  For:  11,086,441        Against:  90,926           Abstain:  38,951          No Vote:  0

                                     Item 6

Exhibits and Reports on Form 8-K

(a)      Exhibits
     Exhibit 11 - Statement Regarding Computation of Net Earnings Per Share - page 11

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

Date:  August 11, 1995

                                            /S/ Blanche M. Sutter
                                            Blanche M. Sutter, Vice President
                                            Finance and Chief Financial Officer

                  (Principal Financial and Accounting Officer
                          and Duly Authorized Officer)