Form 10-Q
period 1995-09-30
CAERE CORP
filed 1995-11-14
CIK 854916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

     [ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    September 30, 1995 or

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

                                                        Outstanding
Class                                                September 30, 1995

Common Stock
$.001 par value                                          13,232,154

                           This is page 1 of 13 pages


                               CAERE CORPORATION
                                     INDEX

                         PART I. Financial Information
                                                                                                         Page
ITEM 1.           Financial Statements

                  Condensed Consolidated Balance Sheets - September 30, 1995
                      and December 31, 1994                                                                 3

                  Condensed Consolidated Statements of Operations -- Three
                      Months and Nine Months Ended September 30, 1995 and 1994                              4

                  Condensed Consolidated Statements of Cash Flows - Nine Months
                      Ended September 30, 1995 and 1994                                                     5

                  Notes to Condensed Consolidated Financial Statements                                      6

ITEM 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                7-11


                           PART II. Other Information


ITEM 6.           Exhibits and Reports on Form 8-K                                                         12


SIGNATURES        12


Exhibit 11        Statement Regarding Computation of Net Earnings
                      Per Share                                                                            13






                                      PART I. FINANCIAL INFORMATION
                                       ITEM I. FINANCIAL STATEMENTS
                                            CAERE CORPORATION
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands, except share data)
                                               (Unaudited)
                                                                               September 30,    December 31,
                                                                                    1995            1994
                                                  ASSETS

Cash and cash equivalents ................................................      $   4,219       $   3,995
Short-term investments ...................................................         41,195          47,104
Receivables ..............................................................          7,538           6,040
Income tax receivable ....................................................          1,100            --
Inventories (Note B) .....................................................          2,315           2,555
Other current assets .....................................................          3,620           3,459
                                                                                ---------          ------
         Total current assets ............................................         59,987          63,153

Property and equipment, net ..............................................          5,590           3,615
Other assets .............................................................          1,794           1,134
                                                                                ---------          ------

         Total assets ....................................................      $  67,371       $  67,902
==========================================================================      =========       =========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other payables ......................................      $   5,668       $   7,882
Accrued merger related costs .............................................            509           2,267
                                                                                ---------          ------
         Total current liabilities .......................................          6,177          10,149

Preferred stock, $.001 par value:  authorized 2,000,000
  shares; none issued or outstanding .....................................           --              --
Common stock, $.001 par value:  authorized 30,000,000
  shares; issued and outstanding 13,232,154 and 13,046,419
  shares .................................................................             13              13
Additional paid-in capital ...............................................         61,648          60,597
Notes receivable from stockholders .......................................           (179)           (400)
Accumulated deficit ......................................................           (288)         (2,457)
                                                                                ---------          ------

         Total stockholders' equity ......................................         61,194          57,753
                                                                                ---------          ------

         Total liabilities and stockholders' equity ......................      $  67,371       $  67,902
==========================================================================      =========       =========

The accompanying notes are an integral part of the condensed consolidated financial statements.




                                            CAERE CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In thousands, except per share data)
                                               (Unaudited)

                                             Three Months Ended        Nine Months Ended
                                               September 30,             September 30,
                                             1995         1994         1995         1994
                                             ----         ----         ----         ----


Net revenues ........................      $13,057      $17,575      $38,453      $42,868

Cost of revenues ....................        4,228        5,257       11,810       12,582
                                           -------      -------      -------      -------

                                             8,829       12,318       26,643       30,286
                                           -------      -------      -------      -------

Operating expenses:
  Research and development ..........        2,157        2,429        6,643        7,385
  Selling, general and administrative        6,135        6,500       18,722       19,434
  Merger related costs ..............         --           --            297         --
                                           -------      -------      -------      -------

                                             8,292        8,929       25,662       26,819
                                           -------      -------      -------      -------

  Operating earnings ................          537        3,389          981        3,467

Interest income, net ................          538          342        1,571          936

  Earnings before income taxes ......        1,075        3,731        2,552        4,403

Income tax expense ..................          161        1,183          383        1,396
                                           -------      -------      -------      -------

  Net earnings ......................      $   914      $ 2,548      $ 2,169      $ 3,007
                                           =======      =======      =======      =======


Net earnings per common and
 common equivalent share (Note C)          $  0.07      $  0.20      $  0.16      $  0.23
                                             =====        =====         ====        =====

Shares used in per share calculation        13,608       12,917       13,477       12,932
                                            ======       ======       ======       ======



The accompanying notes are an integral part of the condensed consolidated financial statements.


                               CAERE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)
                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                          1995               1994
Cash flows from operating activities:
  Net earnings                                                                    $       2,169     $        3,007
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation and amortization                                                         1,636              1,501
    Merger related costs                                                                 (1,758)                 -
    Amortization of capitalized software development costs                                  458                464
    Changes in operating assets and liabilities:
      Receivables                                                                        (1,498)               472
      Income tax receivable                                                              (1,100)             1,002
      Inventories                                                                           240               (768)
      Other current assets                                                                 (161)                62
      Accrued expenses and other payables                                                (2,214)             1,869
                                                                                         -------             -----
        Net cash provided by (used for) operations                                       (2,228)             7,609
                                                                                         -------             -----
Cash flows from investing activities:
  Short-term investments, net                                                             5,909                (87)
  Capital expenditures                                                                   (3,425)              (832)
  Capitalized software development costs                                                   (389)              (360)
  Other assets                                                                             (915)               220
                                                                                           -----               ---
        Net cash provided by (used for) investing activities                              1,180             (1,059)
                                                                                          -----             -------
Cash flows from financing activities:
  Proceeds from issuances of common stock, net                                            1,051                335
  Proceeds from repayment of shareholder notes                                              221                  -
                                                                                            ---                  -
        Net cash provided by financing activities                                         1,272                335
Net increase in cash and cash equivalents                                                   224              6,885
Cash and cash equivalents, beginning of period                                            3,995             20,671
                                                                                          -----             ------
Cash and cash equivalents, end of period                                          $       4,219     $       27,556
                                                                                          =====             ======
Supplemental disclosures:
  Cash paid for income taxes                                                      $         603     $        1,102

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               CAERE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A)       Basis of Presentation

         The accompanying unaudited condensed consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present the financial position of the Company as of September 30, 1995, and the results of operations and cash flows for the periods indicated.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore certain information and footnote disclosure normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company filed audited financial statements with the Securities and Exchange Commission which included all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations and cash flows for the years ended December 31, 1994, 1993 and 1992 in its report on Form 10-K for the year ended December 31, 1994 ("the Form 10-K"). These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Form 10-K. The results of operations for the interim periods ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year.

B)       Inventories                                                  September 30, 1995      December 31, 1994
         -----------                                                  ------------------      -----------------
                                                                                   (In thousands)
A summary of inventories follows:

    Raw materials .................................................        $ 1,710               $ 1,235
    Work in process ...............................................            239                   520
    Finished goods ................................................            366                   800
-------------------------------------------------------------------        -------               -------
                                                                           $ 2,315               $ 2,555
                                                                           =======               =======



(C)      Net Earnings Per Share

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

                                                  Item 2

                                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues
Net revenues for the third quarter of 1995 were $13,057,000 compared to $17,575,000 for the third quarter of 1994. For the nine months ending September 30, 1995, net revenues were $38,453,000 compared to $42,868,000 in the comparable 1994 period. The revenue breakdown between Desktop Products and Business Products was as follows:

                                        Third Quarter                           Year to Date

                                      1995            1994                  1995                 1994
                                      ----            ----                  ----                 ----
Business Products                     2,407           2,676                 5,899                5,991
Desktop Products                     10,650          14,899                32,554               36,877
                                     ------          ------                ------               ------
      Total                          13,057          17,575                38,453               42,868
                                     ======          ======                ======               ======


The decrease in Desktop Products revenue for both the third quarter of 1995 and the nine months ending September 30, 1995, was caused by the continuing shift in the business model brought about by the bundling of OCR software with scanners. The effect of this shift is to lower the average unit selling price for the OmniPage and WordScan lines of software. Unit sales of the bundled (OEM) and upgrade versions of the OmniPage and WordScan lines were up approximately 19% during the third quarter of 1995 compared to the third quarter of 1994. During the same period, unit sales for fully priced retail versions of Desktop Products software, which consist of the OmniPage, WordScan, PageKeeper, and OmniForm products, decreased approximately 39%. On a year-to-date basis, unit sales of bundles and upgrades were up approximately 92% in 1995 compared to 1994, while unit sales of retail versions declined approximately 24% over the same period. The Company expects that this trend in the business model will continue throughout 1995.

The decrease in the Company's transaction processing Business Products net revenues for both the third quarter and year-to-date comparisons was due primarily to lower average unit selling prices and a decrease in unit sales of bar code products. The Company has not experienced any uniform seasonality patterns with these products, and quarterly revenues fluctuate throughout the year.


Gross Margins
Gross margins were 67.6% for the third quarter, compared to 70.1% for the third quarter of 1994. For the nine-month period, gross margins were 69.3% in 1995 compared to 70.6% in 1994. The decrease in gross margins is caused by the reduction in average selling prices of OCR software products related to the bundling business. The primary factors affecting gross margins in the future are likely to be continuing shifts in product mix between bundled, upgrade, and retail software, as well as changes in product mix between software and hardware products.

The microcomputer software market has been subject to rapid changes, including significant price competition, which can be expected to continue. Future technology or market changes may cause certain products to rapidly become obsolete, necessitating increased inventory write-offs or reserves and a corresponding decrease in gross margins.

Operating Expenses
Research and Development (R&D) expense for the third quarter of 1995 was $2,157,000, an 11% decrease compared to the third quarter of 1994 R&D expense of $2,429,000. Included in the third quarter R&D expense was approximately $150,000 of costs associated with the merger of the Company with Calera Recognition Systems (Calera). The Company acquired Calera in December 1994. For the nine months ending September 30, 1995, R&D expense was down 10% to $6,643,000 from $7,385,000 in 1994. The decrease in both the third quarter and year-to-date R&D spending on a comparative basis was the result of synergies related to the Calera acquisition. The Company expects to continue significant investment in R&D during 1995.

Selling, general and administrative (SG&A) expenses decreased approximately 6% to $6,135,000 for the third quarter of 1995 compared to $6,500,000 for the comparable quarter of 1994. Included in SG&A for the third quarter of 1995 was approximately $28,000 of merger-related costs for transitional employees. For the nine months ended September 30, 1995, SG&A was down 4% to $18,722,000 compared to $19,434,000 for the same period in 1994. The decrease in 1995 SG&A for both the third quarter and year-to-date comparisons was also a result of synergies realized from the Calera acquisition.

The Company incurred an additional integration charge of $297,000 related to the Calera merger in the second quarter of 1995. These merger related costs are shown as a separate line item in operating expenses in the accompanying Statements of Earnings. This charge included severance payments, legal, and other transactions costs and were somewhat offset by a savings resulting from an early buyout of the lease for the building that Calera occupied prior to the acquisition.


Interest Income
Interest income was $538,000 for the third quarter of 1995 compared to $342,000 for the third quarter of 1994. For the nine months ending September 30, 1995, interest income was $1,571,000 compared to $936,000 for the comparable period of 1994. The increases were the result of higher average cash balances and higher interest rates earned on the Company's short-term investments.

Income Taxes
The effective income tax rate for the year is expected to approximate 15%, based on utilization of net operating loss carryforwards assumed with the acquisition of Calera, the Company's Foreign Sales Corporation, and the tax-free nature of most interest earned on the Company's short-term investments.

Net Earnings and Earnings Per Share
Net earnings decreased 64% to $914,000 for the third quarter of 1995 compared to $2,548,000 for the third quarter of 1994. For the nine months ending September 30, 1995, net earnings decreased 28% to $2,169,000 from $3,007,000 for the comparable period of 1994. The primary reason for the decreases was the declining revenues associated with the shift in the business model to a bundle and upgrade strategy. Earnings per share were $.07 for the third quarter of 1995 compared to $.20 for the third quarter of 1994. For the first nine months of 1995, earnings per share were $.16 compared to $.23 for the same period of 1994. The effect of the merger related costs commingled in R&D and SG&A in operating expenses, along with the additional integration charge incurred in the second quarter of 1995, was to reduce earnings per share by $.01 and $.08, during the third quarter of 1995 and the nine months ending September 30, 1995, respectively.

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

Liquidity and Capital Resources

The Company's financial position remains strong, with working capital of $53,810,000 and no long-term debt. Cash and short-term investments aggregated approximately $45,414,000 at September 30, 1995. The Company believes that existing cash balances will be sufficient to meet its cash requirements for the foreseeable future.

The Company offers credit terms to qualifying customers and also sells on a prepay, credit card and cash-on-delivery basis. With respect to credit sales, the Company attempts to control its bad debt exposure through monitoring of customers' creditworthiness and, where practicable, through participation in credit associations that provide credit rating information about its customers. The Company has also purchased credit insurance for certain key accounts to eliminate the potential for catastrophic losses.


Recent Developments

On October 8, 1995, the Board of Directors approved, subject to stockholder approval, the Agreement and Plan of Reorganization between the Company and ViewStar Corporation ("ViewStar"), and a related Agreement of Merger between the Company and ViewStar. In the proposed merger, the Company will issue 3,437,000 shares of Common Stock for all the outstanding capital stock and vested options to purchase common stock of ViewStar. The proposed merger will be effected such that ViewStar will become a wholly owned subsidiary of the Company and the combination will be accounted for as a pooling of interests. ViewStar develops, markets, and sells software for workflow and document and image management.

On November 1, 1995, the Company announced that it is investing $2.4 million for approximately 20% ownership in ZyLAB International, Inc., a developer of full text indexing and retrieval software.

                                                  Item 6

Exhibits and Reports on Form 8-K

(a) Exhibits
      Exhibit 11 - Statement  Regarding  Computation of Net Earnings
    (Loss) Per Share - page 13

(b) Reports on Form 8-K
      No reports on Form 8-K were filed by the Company during the period covered by this Report.




SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CAERE CORPORATION

Date:  November 13, 1995

                                            /S/ Blanche M. Sutter
                                            Blanche M. Sutter, Vice President
                                            Finance and Chief Financial Officer

                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)

                                                                   EXHIBIT 11


                               CAERE CORPORATION
                        STATEMENT REGARDING COMPUTATION
                        OF NET EARNINGS (LOSS) PER SHARE
                                  (Unaudited)

                                                       Three Months Ended                   Nine Months Ended
                                                          September 30,                        September 30,
                                                     1995               1994               1995            1994

Net earnings                                       $914,000         $2,548,000        $2,169,000        $3,007,000
                                                   ========         ==========        ==========        ==========

Weighted average shares outstanding during
the period                                       13,215,958         10,610,707        13,140,976        10,590,369

Common equivalent shares using the
treasury stock method                               392,012          2,306,730           336,397         2,341,552
                                                   --------          ---------          --------         ---------

Common and common equivalent shares
outstanding for purposes of calculating
net earnings per share                           13,607,970         12,917,437        13,477,373        12,931,921
                                                 ==========         ==========        ==========        ==========

Net earnings per common and common
equivalent share                                      $0.07              $0.20             $0.16             $0.23
                                                  =========          =========    ==============      ============