Form 10-K405/A
period 1994-12-31
CAERE CORP
filed 1995-12-18
CIK 854916

                                   FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC. 20549

(Mark One)
/xx/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended DECEMBER 31, 1994.

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to
                               ---------------  ---------------

Commission file number 0-18090

                               CAERE CORPORATION
            (Exact name of registrant as specified in the charter:)

            DELAWARE                                           94-2250509
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                 100 COOPER COURT, LOS GATOS, CALIFORNIA 95030
                         (Address of principal Offices)

Registrant's telephone number, including area code: (408) 395-7000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK,
                                                             $0.001 PAR VALUE
                                                             PREFERRED SHARE
                                                             PURCHASE RIGHTS

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES X      NO
                                      ---       ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

          The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 1, 1995, as reported by NASDAQ, was approximately $126,018,048.

          The number of shares of the Registrant's Common Stock outstanding as of March 1, 1995, was 13,121,179.

DOCUMENTS INCORPORATED BY REFERENCE

          (1) Definitive proxy statement filed with the Securities and Exchange Commission relating to the Company's 1994 Annual Meeting of Stockholders to be held May 5, 1995 (Part III of Form 10-K).

          (2) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1994 (Parts II and IV of Form 10-K).

                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   1.  INDEX TO FINANCIAL STATEMENTS

          The following documents are incorporated in Part II of this Annual Report by reference to the 1994 Annual Report to Stockholders:

                                                                                        ANNUAL REPORT TO
                                                                                          STOCKHOLDERS
                                                                                        ----------------
      Consolidated Balance Sheets as of December 31, 1994 and 1993                          Page 19
      Consolidated Statements of Earnings for each of the years in the three-year
        period ended December 31, 1994                                                      Page 20
      Consolidated Statements of Stockholders' Equity for each of the years in the
        three-year period ended December 31, 1994                                           Page 21
      Consolidated Statements of Cash flows for each of the years in the
        three-year period ended December 31, 1994                                           Page 22
      Notes to Consolidated Financial Statements                                            Pages 23-30
      Independent Auditors' Report                                                          Page 31


          With the exception of the information expressly incorporated by reference into Items 5, 6, 7, and 8 of this Annual Report, the 1994 Annual Report to Stockholders, attached as Exhibit 13.1, is not deemed filed as part of this report.

          The following report is filed as part of this Annual Report and should be read in conjunction with the Financial Statements:

          Report of Independent Accountants

      2.  FINANCIAL STATEMENT SCHEDULES

          The following financial statement schedule is filed as a part of this Annual Report and should be read in conjunction with the Financial
      Statements:

          Report of Independent Accountants
          Schedule II - Valuation and Qualifying Accounts

          All other schedules are omitted because they are not required, or not applicable, or because the required information is included in the 1994 Annual Report to Stockholders, filed as Exhibit 13.1.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CAERE CORPORATION


Dated: December 15, 1995                           By: /s/Blanche M. Sutter
                                                   -----------------------------
                                                    Blanche M. Sutter
                                                    Vice President, Finance
                                                    Chief Financial Officer and
                                                    Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                                       Date
---------                         -----                                       ----
* Robert G. Teresi         Chairman of the Board,                        December 15, 1995
-------------------         Chief Executive Officer
Robert G. Teresi            (Principal Executive Officer)

* James K. Dutton          Director                                      December 15, 1995
------------------
James K. Dutton

* Sidney S. Kahn           Director                                      December 15, 1995
-----------------
Sidney S. Kahn

* Wayne E. Rosing          Director                                      December 15, 1995
------------------
Wayne E. Rosing

* Frederick W. Zuckerman   Director                                      December 15, 1995
-------------------------
Frederick W. Zuckermam

/s/ Blanche M. Sutter       Vice President, Finance                      December 15, 1995
---------------------       Chief Financial Officer and
Blanche M. Sutter           Secretary
                            (Principal Financial and Accounting Officer)

* By:   /s/ Blanche M. Sutter
      --------------------------
      Blanche M. Sutter
      Attorney-in-Fact

3.  EXHIBITS

EXHIBIT NUMBER     DESCRIPTION
--------------     -----------
   2.1             Agreement and Plan of Reorganization dated as of October 14,
                   1994, between the Company and Calera Recognition Systems,
                   Inc. (5)

   3.1             Certificate of Incorporation of the Company (exhibit 3.4)(1)

   3.1(i) Certificate of Amendment filed with the Delaware Secretary of State October 13, 1994. (6)

   3.1(ii)         Agreement of Merger between the Caere Acquisition
                   Corporation and Calera Recognition Systems, Inc. as filed with the California Secretary of State December 20, 1994. (6)

   3.2             By-laws of the Company (exhibit 3.5)(1)

   4.1             Reference is made to Exhibits 3.1 and 3.2

  *10.1 1981 Incentive Stock Option Plan, as amended, and related form of incentive stock option agreement (exhibit 10.1)(4)

  *10.2 1981 Supplemental Stock Option Plan, as amended, and related form of supplemental stock option agreement (exhibit 10.2)(4)

   10.3 Net Multi-Tenant Lease Agreement, dated March 1, 1978, between the Company and Vasona Business Park
                   (exhibit 10.5)(1)

   10.4 Agreement, dated as of July 1, 1986, between the Company and Steve Lieberman, Phil Bernzott, John Dilworth, Bryan Higgins,
                   Jeremy Knight and David George, as amended December 8, 1987,
                   April 15, 1988, and March 1, 1989 (exhibit 10.10)(1)

   10.5 Form of Indemnity Agreement between the Company and its officers and directors (exhibit 10.12)(1)

  *10.7            Employee Stock Purchase Plan (exhibit 10.15)(2)

  *10.8            1992 Officer Bonus Plan (exhibit 10.9)(4)

  *10.9            1992 Non-Employee Directors' Stock Option Plan (exhibit
                   10.10)(4)

   10.10           Preferred Share Purchase Rights Plan (exhibit 1)(3)

  *10.11           Executive Compensation and Benefits Continuation Agreement,
                   Robert G. Teresi, dated December 28, 1994. (6)

   11.1 Statement regarding computation of net earnings (loss) per share. (6)

   13.1            1994 Annual Report to Stockholders

   21.1            Subsidiaries of the Company (6)

   23.1            Report on Schedule and Consent of KPMG Peat Marwick LLP

   23.2            Consent of Coopers & Lybrand L.L.P.

   24.1 Power of Attorney, Reference is made to the signature page (6)


  *Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the corresponding or indicated exhibit to the Company's Registration Statement on Form S-1, as amended (File No. 33-30842).

(2) Incorporated by reference to the corresponding exhibit in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1990.

(3) Incorporated by reference to the indicated exhibit in the Company's Form 8-K Current Report filed on April 18, 1991.

(4) Incorporated by reference to the corresponding or indicated exhibit to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1991.

(5) Incorporated by reference to Caere's Registration Statement on Form S-4 (File No. 33-85840).


(6) Previously filed on March 28, 1995 in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and
  Board of Directors
Calera Recognition Systems, Inc.
Sunnyvale, California

We have audited the balance sheet of Calera Recognition Systems, Inc. as of December 31, 1993 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1993, before the restatement in Note 2 resulting from the re-evaluation by the newly consolidated entity of the cumulative effect of the change in the Company's accounting for income taxes. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, before the restatement, referred to above present fairly, in all material respects, the financial position of Calera Recognition Systems, Inc. as of December 31, 1993, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.


                                            /s/ Coopers & Lybrand L.L.P.
                                            ----------------------------
                                                COOPERS & LYBRAND L.L.P.


March 4, 1994
San Jose, California

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
  Calera Recognition Systems, Inc.
  Sunnyvale, California


        In connection with our audits of the financial statements of Calera Recognition Systems, Inc. as of December 31, 1993 and for each of the two years in the period ended December 31, 1993, we have also audited the related financial statement schedule.

        In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                        /s/ COOPERS & LYBRAND L.L.P.
                                        -----------------------------------
                                        COOPERS & LYBRAND L.L.P.


March 4, 1994
San Jose, California

                                EXHIBIT INDEX

Exhibit Number                  Description
--------------                  -----------
    13.1                        1994 Annual Report to Shareholders

    23.1                        Report on Schedule and Consent of
                                KPMG Peat Marwick LLP

    23.2                        Consent of Coopers & Lybrand L.L.P.