Form 10-K405
period 1995-12-31
CAERE CORP
filed 1996-04-01
CIK 854916

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 1, 1996, as reported by NASDAQ, was approximately $111,501,827.

     The number of shares of the Registrant's Common Stock outstanding as of March 1, 1996, was 13,321,408.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Definitive proxy statement filed with the Securities and Exchange Commission relating to the Company's 1995 Annual Meeting of Stockholders to be held May 14, 1996 (Part III of Form 10-K).

     (2) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1995 (Parts II and IV of Form 10-K).
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1 and Item 7.

     Caere(R) Corporation ("Caere" or the "Company") designs, develops, manufactures, and markets optical character recognition (OCR) software and hardware for converting scanned and faxed images into computer usable text, as well as computer desktop information management products. For many applications, the Company's products provide a low cost accurate alternative to manual data entry, which is slow, tedious, and error prone.

     In December 1994, Caere acquired Calera(R) Recognition Systems, Inc. ("Calera"), another provider of optical character recognition (OCR) computer software and hardware system products. The acquisition was accounted for using the pooling of interests method of accounting, and all financial information included or discussed herein has been restated to reflect the combined operations of the two companies.

                          TRANSITION OF BUSINESS MODEL

     During 1995, Caere transitioned its business model due to the changing dynamics of the marketplace. In the past, OCR was primarily a "niche" market characterized by relatively high prices and low unit volumes. Driven by the increased power of personal computers, new scanner products with lower prices, continuing improvements in OCR accuracy, and the education of the marketplace, scanning and OCR solutions are beginning to reach the mainstream.

     In the fourth quarter of 1994, Caere began to "bundle" limited capability versions of its OmniPage(R) and WordScan(R) software recognition products with scanner products from various manufacturers while continuing to sell fully featured versions in the retail channel. The Company's objective in bundling its software products with scanners was to expand the overall market for OCR software by providing a larger number of scanner purchasers with experience in the advantages of optical character recognition. "Light" versions with limited capabilities are now bundled with most scanners being sold. This aggressive seeding of the growing base of scanner owners has greatly expanded the number of Caere product users. The success of this business model, compared to Caere's former model of selling its software primarily through retail distribution, will depend upon a decision by a significant proportion of customers who first receive OCR software in a bundled form to upgrade to a newer or more fully featured version of the Company's software. Such an upgrade is typically sold at a substantially lower price than the retail price of a fully featured product.

     The Company shipped more than 1,000,000 bundled units in fiscal 1995, compared to approximately 400,000 bundled units in 1994. However, because of the lower per-unit revenue to Caere that results from the combined sale of a bundled product plus an upgrade, compared to the retail sales of a fully featured version of the software, the "bundle and upgrade" business model resulted in decreased revenues and gross margins from software recognition products in fiscal 1995 compared to fiscal 1994, despite an increase of 111% in unit sales for the same comparison periods. The Company believes that bundles and upgrades will become a larger portion of its combined revenues and unit sales in the future.

     There can be no assurance that Caere's transition to the "bundle and upgrade" business model will be successful and provide sufficient increases in unit volume in the future to offset reduced per-unit revenue and gross margin. In addition, customers using the bundled products may defer or forego the purchase of Caere's more fully featured versions of OmniPage and WordScan products if they find that the bundled products satisfy their recognition needs.

                                    PRODUCTS

     The Company offers a product line designed to accommodate the diversity of information and data entry requirements. Caere's products fall into two general categories:

     (1) SOFTWARE: Software products for the information management market that offer a range of OCR, forms, and document management products that provide personal computer users tools to manage, intelligently and efficiently, the documents, images, forms and faxes that cross their desktops.

     (2) HARDWARE: Hardware products for the data capture market, which include bar code scanners and OCR readers for transaction processing applications such as high-volume data entry and check verification. Customers of these products include retail establishments, government agencies, banks, utility companies, and other organizations. Additionally, the Millennium Series(R) provides hardware and software solutions for high-speed commercial OCR applications.

     Caere's products can be used with a range of computer systems, such as IBM, IBM-compatible, and Apple Macintosh personal computers. Each product is designed to accomplish the same overall goal: to improve the speed, accuracy, and simplicity of information management.

SOFTWARE PRODUCTS

  OmniPage Professional(R)

     Caere's flagship product, OmniPage Professional 6.0 for Windows, is a customizable fully featured page recognition solution for power users. OmniPage Pro(R) is designed for the text handling professional who needs more than basic OCR capabilities. OmniPage Pro was the first OCR product that allows the user to recognize, edit, and save complex documents containing text and images in their original full page formats. Using Caere's True Page(R) recognition, the user can edit graphics contained on a recognized page simply by clicking on the image. OmniPage Pro utilizes a combination of technologies, including neural networks, linguistic analysis, character experts, and grayscale data to improve accuracy on degraded documents.

     OmniPage Professional for the Macintosh includes all of the features found in OmniPage Pro for the personal computer ("PC"). It also offers many advanced System 7 capabilities, including support of Publish, which allow users to scan a document once and electronically publish it to subscribers on a network. The program also supports Apple Events, which allows other software programs to access OmniPage Pro.

  OmniPage

     OmniPage is Caere's mid-range offering in the information recognition product line. It utilizes the same AnyFont(TM) recognition technology as OmniPage Pro while lacking some of its more sophisticated features such as the verification window, custom character feature, and graphic editing capabilities. OmniPage includes an interactive spell checker specially designed for text recognition.

  OmniPage Limited Edition(TM)

     OmniPage Limited Edition is a limited feature version of OmniPage that allows an end user to perform OCR on a scanned document and save the document to a file. OmniPage Limited Edition is bundled with most of the scanners offered by the Company's scanner partners. A number of scanner purchasers upgrade to the Company's fully featured products after experiencing the advantages of optical character recognition in OmniPage Limited Edition.

  OmniPage Direct(TM)

     Rounding out the OmniPage product family is OmniPage Direct, a lower-cost, easy to use version of OmniPage that scans text directly into a word processing or spreadsheet program. OmniPage Direct offers direct access and input capabilities from both Windows and Macintosh software, reducing the complexity of scanning text and numbers into other applications.

  WordScan Plus

     WordScan Plus, developed by Calera, is a full-featured and accurate page recognition product that integrates with the most popular products being used in Windows. Features like OLE 2.0 support, drag and drop recognition capability, and a Chameleon Toolbar(TM) that automatically takes on the look and feel of the user's office suite enable WordScan Plus to benefit from popular Windows programs. WordScan Plus directly integrates with all leading office suites, word processors, electronic mail systems, and facsimile applications.

  WordScan

     WordScan, also developed by Calera, is Caere's low-end partner to WordScan Plus. It offers basic page recognition, integrated with many popular Windows applications.

  PageKeeper(R)

     PageKeeper, Caere's entry into the text search and retrieval market, incorporates newly developed "weighted relevance searching" and "document similarity" technologies as it examines the content of the documents under review. PageKeeper takes information from a local hard disk, network, or scanner and creates a supercompressed database of both text and images. PageKeeper incorporates the OmniPage AnyFont recognition capability to convert scanned documents into computer-literate files automatically. Because PageKeeper stores both text and images, users can electronically file documents in their original format. Magazine articles with charts and graphs, datasheets with illustrations, or letters with signatures can be stored using minimal disk space. PageKeeper automatically indexes the database, eliminating the need to manually index or assign keywords to the information. It presents the results of search requests in the order of relevance to the original request using its weighted relevance retrieval feature.

  OmniForm(TM)

     OmniForm converts paper forms to electronic forms with the click of a button. Simply scan or fax documents into a computer and OmniForm creates an electronic version using some of Caere's OCR technologies. OmniForm users also can design their own forms, complete with fonts, graphics, and logos, using the custom toolset and Form Assistant(TM). In addition, OmniForm allows for efficient completion and processing of forms by accepting input, performing calculations, validating entries and creating databases which can be searched, sorted, imported, and exported to popular database applications.

  License of Technology

     In addition to the application products described above, Caere continues to license its OCR technology to a broad range of computer equipment manufacturers, systems integrators, and developers for inclusion as components in more complex end user products, including document management and retrieval systems, forms processing systems, resume screening systems, and standalone systems.

     The chart below shows system requirements and suggested retail price for the Company's significant software products.

                           SELECTED SOFTWARE PRODUCTS

                                                                                      SUGGESTED
           PRODUCT                            SYSTEM REQUIREMENTS                   RETAIL PRICE*
- ------------------------------  ------------------------------------------------    -------------
OmniPage Pro -- Windows         80386 or above based personal computers, 8 MB           $ 695
                                RAM, 20 MB disk space, Microsoft Windows 3.1 or
                                later
OmniPage Pro -- Mac             Macintosh computer with 68020 processor or              $ 695
                                above, 8 MB RAM, 8 MB disk space, System 7.0 or
                                above
OmniPage Pro -- Windows Retail  80386 or above based personal computers, 8 MB
  Upgrade                       RAM, 20 MB disk space, Microsoft Windows 3.1 or         $ 129**
                                later
OmniPage Pro -- Mac Retail      Macintosh computer with 68020 processor or
  Upgrade                       above, 8 MB RAM, 8 MB disk space, System 7.0 or         $ 149**
                                above
PageKeeper -- Windows version   80386 or above based personal computers, 8 MB
  2.0                           RAM, 15 MB disk space, Microsoft Windows 3.1 or         $ 195
                                later
WordScan Plus -- Windows        80386 or above based personal computers, 4 MB           $ 595
                                RAM, 13 MB disk space, Microsoft Windows 3.1 or
                                later
OmniForm -- Windows             80386 or above based personal computers, 8 MB           $ 349
                                RAM, 8 MB disk space, Microsoft Windows 3.1 or
                                later

- ---------------
 * Suggested Retail Price as of March 1, 1996.

** Estimated Street Price as of March 1, 1996.

Note: All Caere products support a wide range of output file formats and scanners. Output file formats include, but are not limited to: WordPerfect, Word for Windows, Lotus 1-2-3, and Excel. Supported scanners include, but are not limited to: Hewlett Packard, Microtek, Epson, Apple, Canon, and Fujitsu.

OMNIPAGE AND WORDSCAN PAGE RECOGNITION PROCESS

     The process by which Caere's recognition products recognize text involves converting the electronic output of a scanner into computer usable files through a series of complex software algorithms. The electronic image produced by the scanner is comprised of white or black picture elements (pixels), usually 90,000 pixels per square inch, each rendered to the computer as a 0 or a 1, representing either a white or a black pixel. Before the application of recognition products such as OmniPage, a scanner's electronic output could be displayed and manipulated only as an image on a computer's monitor; the computer did not recognize that image as a data file usable in an application program such as a word processor or spreadsheet.

     The graphic below illustrates the process by which scanned text or numeric data is converted into computer usable form by the Company's OmniPage or WordScan products.

                                   GRAPHIC

     Caere's products recognize an image in two steps. First, they analyze the image of the page to determine which parts are text and numeric data and determine the structure of the page layout. Tables, columns, and paragraphs are identified and located. They then examine and identify the characters and produce a file of the character data contained in words, including page formatting information such as tables, columns, paragraphs, spacing, bold, italics, and underlines that are necessary to allow manipulation of the data as a text file.

     OmniPage Pro 6.0 employs a combination of technologies, referred to as Caere's 3D OCR(TM) and AnyFont technologies, to achieve the highest degree of accuracy on many different types of documents. OmniPage Pro is the first OCR product to utilize grayscale information to analyze characters the way a human eye does. Character experts view certain character attributes like a closed loop or crossed downward stroke to identify the unique set of features inherent in each character. Neural networks have been developed on powerful mainframe computers to "learn" what makes up one character versus another, a methodology known as "feature recognition." Caere's page recognition products analyze each character image according to proprietary algorithms. Feature recognition enables the OmniPage products to provide the AnyFont capability that recognizes text in almost any type style and size.

HARDWARE PRODUCTS

  OCR Systems

     Caere has produced high-quality handheld and slot-reader OCR systems since 1977. This line of data capture OCR systems reads single lines of characters. These desktop systems -- consisting of an input device, such as a wand, slot-reader or motorized slot-reader, a controller, and an interface cable -- are designed for transaction processing applications that do not require variable font recognition technology, but demand extremely high accuracy. Common applications involve entering customer account numbers or data from billing documents into a computer. Caere's systems accelerate transaction processing, while reducing operator fatigue and key entry errors.

     Caere's 800 Series Combo Reader, which works with a wide variety of computers, integrates OCR, bar code, and magnetic stripe reading capabilities in a single unit. This provides cost-effective and versatile functionality for a wide range of applications in remittance processing, banking, and point-of-sale environments. The 800 Series is also widely used by government organizations, post offices, and the public utility industry. The U.S. Government, for example, creates military rosters by reading social security numbers, post offices scan certified mail article numbers, and Caere's electric, gas, and telephone utility customers use the 800 Series to accelerate payment processing.

     Caere's 1500 Series Document Processor has all the capabilities of the 800 Series, but handles documents in batches while processing over 3,000 per hour. It is the smallest desktop reader/sorter of its type, with many features only found on high-end machines.

     Approximately 25% of Caere's OCR data capture business is the result of original equipment manufacturer (OEM) sales; that is, sales to firms that purchase Caere's OCR data capture technology and then build it into their own products.

  Bar Code Systems

     Bar code readers recognize a series of vertical bars and spaces that represent data. They are used in high-volume transaction processing applications, such as point-of-sale operations, where human readability of data is not necessary. Bar code systems tolerate lower-quality media than limited-font OCR systems, and are typically less expensive than OCR systems. Caere's bar code product line, introduced in 1983, includes both stand-alone decoders that can be attached externally to personal computers, and internal board-level decoders used in personal computers for cost and space savings.

     Caere bar code products cater to the higher-end of the market with feature-rich decoders and one of the industry's first five-year warranties. Caere's decoders are used in manufacturing, retail point of sale, inventory, asset tracking, and a myriad applications where value added resellers need more functionality from bar code readers than just decoding.

     Caere's Easy-Scanner(TM) 1000 and 2000 Series bar code systems are decoder/wedges that can accommodate several input devices and connect easily to keyboard ports for simple interfacing to over 350 different types of computers and terminals. With three input ports, these decoder/wedges can accept input from a bar code wand, CCD, laser, badge reader, or magnetic stripe reader and/or serial data from portable data terminals and scales. Any data received can be filtered for acceptance then rejected, transmitted or re-formatted to fit the host application with over 90 built-in data editing commands. The Easy-Scanner also features multiple output ports to accommodate a variety of interfaces such as RS-232, parallel, and over 350 keyboard wedge protocols.

     The Model 1731 Integrated Laser, one of the most versatile and effective bar code scanners on the market today, combines many of Caere's interfacing and data editing features with a high-performance handheld laser scanner from PSC, Inc., a leading bar code laser manufacturer.

  Millennium Series Professional Card System

     For production OCR applications, Caere offers the M/Series(R) Professional Card System. This system offers PC add-in cards and Windows software in combination for business OCR needs. All the M/Series products were developed by Calera.

  M/Series Accelerator Card

     For accelerated OCR processing, Caere offers the M/Series Accelerator Card. The Card is based on the AMD RISC architecture and offers a separate AT coprocessor for either real-time or background processing. The Card is designed for mid- to high-volume OCR processing needs.

  M/Series Professional Software

     The M/Series Professional software is a Windows-based interface for controlling large OCR volumes in various stages of progress. It was specifically designed to work with Caere's M/Series hardware OCR engines.

  M/Series MM600, MM1200, and MM2400 OCR Systems

     These RISC-based production OCR systems are designed especially for high-volume OCR applications like document management, forms processing, resume tracking, and full text retrieval. M/Series Pro software adds even further enhanced throughput.

     The chart below shows typical applications, features, available interfaces, and input devices for selected Caere OCR and bar code transaction processing products.

                             TYPICAL                                               AVAILABLE          INPUT
    PRODUCTS              APPLICATIONS                     FEATURES                INTERFACES        DEVICES
- -----------------  ---------------------------  ------------------------------  ----------------  --------------
OCR
OCR/Bar Code       Point of sale                Reads the following fonts:      Apple Macintosh   Handheld wand
Combo 800 Series   Remittance processing        OCR-A-Full                      AT&T              Fixed slot
and 1500 Document  Document control             Alphanumeric                    Burroughs         Motorized slot
Processor          Manufacturing applications   OCR-A Eurobanking   OCR-B       DEC               (AutoSlot)
                   Hospitals                    ECMA11                          IBM               Fixed mount
                   Banking                      OCR-B Eurobanking               IBM PC and        CCD scanner
                   Government                   E13B (MICR)                     compatibles       Magnetic
                   Office file tracking         PostNET                         ITT               stripe
                   Postal                       All bard code symbologies       Etc. (over 350)   Bar code pen
                                                Dual-track magnetic stripe                        Badge reader
                                                Fully user programmable
BAR CODE           Manufacturing applications   Reads and autodiscriminates     Apple Macintosh   Wand
1000 Series        Inventory control            the following symbologies:      AT&T              Slot
1700 Series        Work-in-process tracking       Code 39, Code 128,            DEC               Handheld and
2000 Series        Shop floor control           Codabar, Interleaved            IBM               Lasers
                   Warehousing                  2 of 5,                         IMB PC and        Laser Diode
                   Point of sale                UPC, EAN and MSI                compatibles       CCD scanner
                   Hospital health industry     Pleassey                        ITT               Magnetic
                   Video cassette rental        Fully user programmable         Memorex           stripe
                   Government                   Dual-track                      NCR               Badge reader
                   Document tracking            Magnetic stripe                 UNISYS
                                                                                Wyse
                                                                                Etc. (over 300)

                            DISTRIBUTION AND SUPPORT

     Domestically, the Company markets its software products through distributors, including Ingram Micro, Merisel, Tech Data, and to retail dealers and chains such as OfficeMax, Best Buy, CompUSA, Computer City, and Egghead. High-speed and integrator products are primarily sold through Law Cypress Distributing Company, which works with the Company to serve value-added resellers and systems integrators of imaging products. Accordingly, the Company will be dependent upon the continued viability and financial stability of such distributors and resellers, which are not under the direct control of the Company.

     Sales of software products to Ingram Micro represented approximately 22%, 23%, and 12% of the Company's net revenues during 1995, 1994, and 1993, respectively. Sales of software products to Merisel represented approximately 6%, 7%, and 11% of the Company's net revenues during 1995, 1994, and 1993, respectively. Should either of these distributors have a significant change in its quarterly buying pattern or its financial condition, the Company could experience a material adverse impact on its business and financial results. In addition, there are increasing numbers of companies competing for access to distribution channels. Distributors and retailers often carry competing products. Retailers of Caere's products typically have a limited amount of shelf space and promotional resources for which there is intense competition. There can be no assurance that distributors and retailers will continue to provide the Company's products with adequate levels of shelf space and promotional support. Failure to do so would have a material adverse effect on the Company's results of operations.

     The Company markets its transaction processing OCR and bar code products primarily through independent distributors, value-added resellers ("VARs"), and hardware OEMs. The Company's agreements with OEMs typically grant an OEM the right to distribute the Company's products with the OEMs' microcomputers and other data collection equipment. VARs purchase the Company's products and incorporate them into systems integrated with the products of other manufacturers.

     Internationally, the Company's products are sold through distributors. At December 31, 1995, the Company had distributors servicing Western Europe, Canada, Australia, New Zealand, South Korea, Mexico, and Japan. The Company will be dependent upon the continued viability and financial stability of such distributors, which are not under the direct control of the Company. International revenues in 1995, 1994, and 1993 were approximately $15,154,000, $18,125,000, and $15,725,000, respectively. The Company bills its international customers in U.S. dollars; therefore, such revenues are not subject to foreign currency fluctuations. However, fluctuations in exchange rates could affect demand for the Company's products by causing their prices to be out of line with products priced in the local currency. The Company's international revenues are subject to certain risks, such as export controls, import restrictions, longer payment cycles, greater difficulties in accounts receivable collections and the requirement of complying with a wide variety of foreign laws. Although Caere has not previously experienced any difficulties under foreign law in exporting its products to other countries, there can be no assurance that the Company will not experience such difficulties in foreign countries in the future. Any such difficulties would have a material adverse effect on the Company's international sales. The Company is not currently affected adversely by such controls or regulations and is not aware of pending changes in export regulations that would adversely affect its international business or its ability to collect foreign receivables.

     The Company's agreements with its distributors generally provide for a limited right of return, with the distributor receiving full credit of the product's purchase price, less any discounts, against a purchase order of equal or greater value. The Company monitors its returns and records provisions for estimated returns as shipments are made. During 1995, 1994, and 1993, returns have represented 3.7%, 4.3%, and 7.0% of revenues, respectively. Although Caere believes that it provides adequate allowances for returns, there can be no assurance that actual returns will not exceed the Company's allowances. Any product returns in excess of recorded allowances could result in a material adverse effect on operating results of the Company.

     The Company has a domestic sales and support staff of 59 employees located throughout the United States. During 1992, the Company established a European sales office, Caere GmbH, in Munich, Germany. Domestically, information management customers who register with the Company currently receive limited hotline technical support and product information at no cost. Additional technical support services are available on a "fee for support" basis thereafter. Outside of the U.S., information management customers currently receive technical support from a variety of Caere partners on a non-fee basis. The Company warrants to end users that software disks are free from media defects for three months. OCR and bar code hardware customers receive free telephone support, including assistance with installation, programming, and trouble shooting. OCR hardware products are warranted for one year, while bar code hardware products are warranted for between one and five years. In addition, the Company provides hardware customers with spare parts and repair services. OCR and bar code hardware customers also may purchase annual service contracts under which the Company performs service work as needed for the duration of the service contract.

                                  COMPETITION

     The information management market is highly competitive and subject to rapid change along with constant pressure to reduce prices. The Company believes that the principal competitive factors in the software products market include accuracy, ease of understanding and use, product reliability, tolerance for poor media, product features and functions, price/performance characteristics, brand recognition, and quality of product support. Caere's competition within the microcomputer software industry ranges from large corporations to small independent software vendors. Caere also expects to encounter continued competition both from established companies and from new companies that are now developing, or may develop, competing products. Competition in the software products market can be grouped into the following categories:

     The OmniPage family of recognition products contends with competition in two markets. First, several companies offer packaged OCR application programs through the retail distribution channel. These include

Xerox Imaging Systems and several small independent software vendors. The Company faces significant price competition in the retail channel. The second competitive market for the OmniPage family of recognition products is the OEM and reseller market in which companies license OCR technology to incorporate into different application software products or to "bundle" the technology with related hardware products such as scanners or fax modems. Competitors include Xerox Imaging Systems and several small independent software vendors. Adobe Systems Incorporated is also a potential major competitor in this market. The Company experiences significant price competition in the OEM market and expects this to continue. In addition, the "bundled" products themselves present competition to the Company's retail shrinkwrap product.

     PageKeeper has few direct competitors as it represents a fairly new product category of document entry and management for personal computer users and small work groups. However, there are document management type products being offered for high end applications by FileNet, IBM, and Verity. For personal computer users, competitive product offerings include Imara by Imara, FileMagic by Westbrook, and Watermark Discovery Edition by Watermark (a wholly owned subsidiary of FileNet). Caere expects to face increasing competition in this product category from a variety of software developers in the future.

     The Company believes that the principal competitive factors in the hardware products market include accuracy, tolerance for poor media, product features and functions, and reliability. Price is also an important factor in the bar code market. The major competition in the OCR segment of the Company's hardware business is Siemens CGK. In the bar code segment of the hardware business there are numerous competitors, including Symbol Technologies.

     Many of the Company's competitors have substantially greater financial, marketing, recruiting and training resources than the Company. There can be no assurance that the Company will be successful in competing in the information management market.

                              PRODUCT DEVELOPMENT

     The development and enhancement of the Company's OCR and desktop document management products have recently absorbed and are expected to continue to consume the greatest part of the Company's development effort. The Company believes that it must continue to upgrade and enhance its existing products to ensure that its products remain competitive. The introduction of new or enhanced products requires Caere to manage the transition from older products. Caere must manage new product introductions so as to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demands. There can be no assurance that future product transitions will be managed successfully by the Company.

     Certain products sold by the Company through its Caere Affiliate Publishing
(CAP) program are developed by and remain the property of third parties. Caere maintains exclusive rights to market those products for the term of the license agreement in exchange for a royalty. Currently, OmniForm is the only Caere product begin sold through the CAP program.

     During 1995, 1994, and 1993, research and product development expenses were approximately $7,915,000, $9,072,000, and $8,667,000, respectively. In addition to internal product development, the Company incorporates software produced by other companies into its products. All such incorporation or use is pursuant to licensing agreements. See also "Product Protection". There can be no assurance that the research and development expenses incurred will not exceed development budgets or that new products will achieve market acceptance and generate sales sufficient to offset development costs. Furthermore, Caere will be subject to the risk that significant portions of the functionality provided by its OCR products could be incorporated into computer operating systems such as those developed and marketed by Microsoft Corp., Apple Computer, Inc., IBM and Novell, Inc., which could have a material adverse effect on the Company's revenues and results of operations.

     From time to time, the Company has experienced delays in product development and "debugging" efforts, and could experience such delays in the future. Significant delays in developing, completing, or shipping new or enhanced products could adversely affect the Company's financial results. In addition, programs as complex as those offered by Caere may contain a number of undetected errors or bugs when they are first introduced or as new versions are released. There can be no assurance that, despite testing by Caere and third party test sites, errors will not be found in future releases of the Company products which would negatively affect market acceptance of these products. Furthermore, as the Company's products become more complex, development cycles become longer and more expensive. There can be no assurance that the Company will be able to respond effectively to technological changes or new product announcements by others, or that the Company's product development efforts will be successful.

                    INVESTMENT IN ZYLAB INTERNATIONAL, INC.

     In November, 1995, Caere invested $2.4 million for a 19.9% ownership stake in ZyLab International, Inc. ("ZyLab") and was granted an option to purchase the remaining 81.1%. ZyLab is a developer of full text indexing and retrieval software that simplifies the process of searching large volumes of information from a variety of sources. Working together, Caere and ZyLab plan to incorporate Caere's OCR and PageKeeper technology with ZyLab's full text retrieval technology to develop solutions for document intensive applications. There can be no assurances that such product development efforts will be successful.

                                    BACKLOG

     The majority of the Company's net revenues in a particular quarter has typically resulted from orders booked in that quarter. The Company considers backlog to be orders received and due to be filled within six months. Orders included in backlog typically may be canceled or rescheduled by customers without significant penalty. The Company's backlog at December 31, 1995, was approximately $449,000 as compared to backlog at December 31, 1994, of approximately $573,000. Backlog primarily represents orders for the Company's hardware products, which represented approximately 16% of net revenues during 1995. There is typically little or no backlog for the Company's software products, as these products ship as soon as orders are received. Backlog as of any particular date should not be relied upon as indicative of the Company's net revenues for any future period.

                          MANUFACTURING AND SUPPLIERS

     The Company's manufacturing operations for its OCR and bar code business products and its M/Series Professional Card Systems consist of final assembly, test, burn in, and quality control for its systems, subassemblies, and components. Components for products are procured by the Company and then supplied to third party contractors. Many of these components are tested and burned in prior to delivery to contractors to reduce failure rates. Major subassemblies such as printed circuit boards are contracted to third parties for assembly and initial testing.

     Most of the components used in the manufacture of the Company's products are available from multiple sources of supply. Certain components used in the manufacture of the Company's OCR products are currently available only from a single source. Although the Company generally maintains a several-month inventory level of these components, failure of a single-source supplier to deliver required quantities of such materials could materially and adversely affect the Company's operating results. The Company believes that, if necessary, it could develop alternative sources of supply for these components and parts, or re-engineer the products. However, any delays in developing such alternative sources of supply or in the re-engineering of the products could have a material adverse effect on the Company's results of operations.

                               PRODUCT PROTECTION

     The Company relies upon proprietary technology, trade secrets, know-how, continuing technological innovations and licensing opportunities to maintain its competitive position. The Company attempts to protect its technology and trade secrets with patents, copyrights, trade secret laws, technical measures and non-disclosure agreements. The Company's policy is to file patent and copyright applications to protect technology, inventions and improvements that are important to the development of its business. The Company has been issued a series of patents which directly relate to its products. Assurance cannot be given, however, that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted by the patents will provide competitive advantages to the Company.

     In order to protect its ownership rights in its software products, the Company licenses such products to OEMs and resellers on a non-exclusive basis with contractual restrictions on reproduction, distribution and transferability. In addition, the Company generally licenses it software in object code form only. The Company licenses its software products to end users by use of a "shrink-wrap" customer license that restricts the end user to internal use of the product. Despite these contractual restrictions, it may be possible for competitors or users to illegally copy the software or obtain information which the Company regards as proprietary.

     The Company also relies on trade secrets and proprietary know-how. The Company has been and will continue to be required to disclose its trade secrets and proprietary know-how to employees and consultants. Although the Company seeks to protect its trade secrets and proprietary know how, in part by entering into confidentiality agreements with such persons, there can be no assurance that these agreements will not be breached, that the Company would have an adequate remedy for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

     Because of technological developments in the industry in which the Company markets its products, it is possible that certain of the Company's products may infringe third party patents rights. From time to time the Company has received, and in the future may receive, notices of claims of infringement. In response to these claims, the Company may have to obtain licenses for an allegedly infringing product or stop selling such product and be liable for damages in addition to defending such actions in costly litigation. However, there can be no assurances that such licenses or rights could in fact be obtained on commercially reasonable terms.

     In addition, Caere has developed products in the past that incorporate technology based on licenses received from third parties. The Company's ability to continue to develop and commercialize its products will be affected by its ability to renew existing technology licenses and to obtain technology licenses from third parties in the future. There can be no assurance that the Company will be able to renew its current licenses or obtain any necessary licenses in the future. The failure to renew existing licenses or to obtain any licenses that may be required in the future could have a material adverse effect on the Company.

     Policing unauthorized use of technology is difficult, especially in the software industry. Software piracy can be expected to be a persistent problem for the software industry for the foreseeable future. Such piracy can be particularly egregious in international markets in which the Company distributes its products. The Company believes that, due to the rapid pace of technological change in the industry, factors such as knowledge, ability, frequent product enhancements, timeliness and quality of product support and the experience of the Company's employees are more significant as a means to protect the Company's competitiveness than patent, copyright and trade secret protection.

                                   EMPLOYEES

     As of December 31, 1995, Caere employed 223 people. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good. The Company has utilized the services of consultants, third-party developers, and other vendors extensively in its sales, development, and manufacturing activities

     Competition in the recruiting of personnel in the computer and data recognition industry is intense. The Company believes that its future success will depend in part on its continued ability to hire and retain qualified management, marketing, and technical employees, and independent contractors. There can be no assurance that the Company will be able to attract and retain enough qualified employees. Caere does not carry any key person life insurance with respect to any of its personnel.

                            ADDITIONAL RISK FACTORS

     Caere's business is subject to the following risks and uncertainties in addition to those described above.

  Fluctuating Revenues and Operating Results

     Caere's revenues and operating results have fluctuated in the past and the Company's future revenues and operating results are likely to do so in the future, particularly on a quarterly basis. Caere's experience has been that a disproportionately large percentage of shipments has occurred in the third month of each fiscal quarter and that shipments tend to be concentrated in the latter half of the month. Backlogs early in a quarter are not generally large enough to assure that Caere will meet its revenue target for any particular quarter. A shortfall in shipments at the end of any particular quarter may cause the results of operations for that quarter to fall significantly short of anticipated levels.

     The Company's quarterly operating results may continue to fluctuate due to numerous other factors. Some of these factors include the demand for the Company's products, seasonality, customer order deferrals in anticipation of new versions of the Company's products, the introduction of new products and product enhancements by the Company or its competitors, including the effects of filling the distribution channels following such introductions and of potential delays in availability of announced or anticipated products, price changes by the Company or its competitors, product sales mix, timing of acquisitions and associated costs, and timing of significant marketing and sales promotions.

  Termination of ViewStar Merger Agreement

     On October 9, 1995, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Agreement") with ViewStar Corporation ("ViewStar") under the terms of which ViewStar would become a wholly owned subsidiary of Caere. On January 20, 1996, the Company notified ViewStar of the Company's termination of the Agreement. The Company received a response from ViewStar denying the Company's right to terminate and notifying the Company of ViewStar's intent to terminate the Agreement. Both Caere and ViewStar have demanded payment from each other of the breakup fee provided for in the Agreement as well as expenses incurred in connection with the transaction. Neither Caere nor, as far as Caere is currently aware, ViewStar has commenced any legal proceedings to date regarding this matter.

  Lack of Product Revenue Diversification

     Caere derived approximately 69% of sales in 1995 from the OmniPage and WordScan line of products. Caere expects that these software products will continue to account for a majority of the Company's sales in the future. A decline in demand for these products as a result of competition, technological change or other factors would have a material adverse effect on the Company's results of operations.

  Mature Markets for Certain OCR Products

     For fiscal years ended December 31, 1993 and 1994 and 1995, Caere derived approximately 22%, 15% and 23%, respectively, of its net revenues from sales of its transaction processing OCR and bar code products. The market for both of these sets of products is relatively mature and may not be subject to growth or expansion by the Company in the future. There can be no assurance that Caere's hardware-based transaction processing products will continue to be a significant source of net revenues for the Company.

  Possible Volatility of Caere Stock Price

     The prices for Caere Common Stock have fluctuated widely in the past. The management of Caere believes that such fluctuations may have been caused by announcements of new products, quarterly fluctuations in the results of operations and other factors, including changes in conditions of the personal computer industry in general. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by Caere and other high technology companies, often for reasons unrelated to the operating performance of the specific companies.

Caere anticipates that prices for Caere Common Stock may continue to be volatile. Such future stock price volatility for Caere Common Stock may provoke the initiation of securities litigation, which may divert substantial management resources and have an adverse effect on the Company and its results of operations.

  Effect of Antitakeover Provisions of Delaware Law and Caere's Charter
Documents

     Caere is a corporation organized under the laws of the state of Delaware. Certain provisions of the Delaware Law and the charter documents of Caere may have the effect of delaying, deferring or preventing changes in control or management of Caere. Caere is subject to the provisions of Section 203 of the Delaware Law, which has the effect of restricting changes in control of a company. In addition, Caere's Board of Directors is divided into three separate classes. Caere's Board has authority to issue up to 2,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares without any further vote or action by its stockholders. Caere also has a Preferred Share Rights Plan (the "Caere Rights Plan"). The effect of the antitakeover protections of the Delaware Law, the Caere charter documents and the Caere Rights Plan could be to make it more difficult for a third party to acquire, or could discourage a third party from acquiring, a majority of the outstanding stock of Caere.

ITEM 2.  PROPERTIES.

     The Company's principal administrative, marketing, manufacturing, and product development facilities consist of approximately 56,000 square feet in two buildings in Los Gatos, California. The Company occupies this space under a lease agreement that expires in 1997. In addition, the Company leases office and storage space in four locations in the United States for use by its regional field sales and support staff. The Company believes that its existing facilities are adequate for its needs for at least the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS.

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

     As previously reported, the Department of Justice (DOJ) advised the Company on December 19, 1994 that it had commenced an investigation of the acquisition of Calera for possible violation of Federal Anti-trust Laws. No proceedings have been instituted to date and the Company has not received any further notice with respect to the DOJ investigation since January, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Incorporated by reference to the section of the Company's 1995 Annual Report to Stockholders entitled "Quarterly Results of Operations," page 30.

ITEM 6.  SELECTED FINANCIAL DATA.

     Incorporated by reference to the section of the Company's 1995 Annual Report to Stockholders entitled "Financial Highlights," page 1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Incorporated by reference to the section of the Company's 1995 Annual Report to Stockholders entitled "Management's Discussion and Analysis," pages 12 through 16.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Incorporated by reference to the sections of the Company's 1995 Annual Report to Stockholders entitled "Financial Statements," pages 17 through 29.

     Supplementary data for the year ending December 31, 1994, is as follows:

QUARTERLY RESULTS OF OPERATIONS
(Unaudited)

                                                       1994, QUARTER ENDED                  YEAR
                                           -------------------------------------------      ENDED
                                           MAR 31      JUN 30      SEP 30      DEC 31      DEC 31
                                           -------     -------     -------     -------     -------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.............................  $11,753     $13,540     $17,575     $16,262     $59,130
Earnings (loss) before income taxes......     (233)        905       3,731        (419)      3,984
Net earnings (loss)......................     (159)        618       2,548        (623)      2,384
Net earnings (loss) per share............  $  (.01)    $   .05     $   .20     $  (.05)    $   .18
Shares used in per share calculations....   12,552      12,851      12,917      12,878      13,136
Common stock price per share:
  High...................................  $ 10.87     $  9.00     $  9.50     $ 18.75     $ 18.75
  Low....................................     7.75        6.62        6.62        9.12        6.62

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated by reference to the sections of the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders to be held May 14, 1996, entitled "Election of Directors" and "Management."

ITEM 11.  EXECUTIVE COMPENSATION.

     Incorporated by reference to the sections of the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders entitled "Executive Compensation" and "Compensation of Directors."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference to the section of the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders entitled "Security Ownership of Management and Principal Stockholders."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference to the section of the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders entitled "Executive Compensation," "Compensation of Directors," and "Stock Option Grants and Exercises."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)  1. INDEX TO FINANCIAL STATEMENTS

     The following documents are incorporated in Part II of this Annual Report by reference to the 1995 Annual Report to Stockholders:

                                                                                ANNUAL REPORT TO
                                                                                  STOCKHOLDERS
                                                                                ----------------
Independent Auditors' Report..................................................   Page 17
Consolidated Balance Sheets as of December 31, 1995 and 1994..................   Page 18
Consolidated Statements of Earnings for each of the years in the three-year
  period ended December 31, 1995..............................................   Page 19
Consolidated Statements of Stockholders' Equity for each of the years in the
  three-year period ended December 31, 1995...................................   Page 20
Consolidated Statements of Cash Flows for each of the years in the three-year
  period ended December 31, 1995..............................................   Page 21
Notes to Consolidated Financial Statements....................................   Pages 22-29

     With the exception of the information expressly incorporated by reference into Items 5, 6, 7, and 8 of this Annual Report, the 1995 Annual Report to Stockholders, attached as Exhibit 13.1, is not deemed filed as part of this report.

     The Independent Auditors' Report of Coopers & Lybrand L.L.P., independent auditors to Calera Recognition System, Inc., dated March 4, 1994, appears on pages IV-1 and IV-2.

     2. FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule is filed as a part of this Annual Report and should be read in conjunction with the Financial Statements:

Schedule II -- Valuation and Qualifying Accounts

     All other schedules are omitted because they are not required, or not applicable, or because the required information is included in the 1995 Annual Report to Stockholders, filed as Exhibit 13.1.

     3. EXHIBITS

  EXHIBIT
  NUMBER                                         DESCRIPTION
  -------     ---------------------------------------------------------------------------------
    2.1       Agreement and Plan of Reorganization dated as of October 14, 1994, between the
              Company and Calera Recognition Systems, Inc. (5)
    3.1       Certificate of Incorporation of the Company (exhibit 3.4)(1)
    3.1 (i)   Certificate of Amendment filed with the Delaware Secretary of State October 13,
              1994 (6)
    3.1 (ii)  Agreement of Merger between the Caere Acquisition Corporation and Calera
              Recognition Systems, Inc. as filed with the California Secretary of State
              December 20, 1994 (1) (Exhibit 3.5) (6)
    3.2       By-laws of the Company (exhibit 3.5)(1)
    4.1       Reference is made to Exhibits 3.1 and 3.2
  *10.1       1981 Incentive Stock Option Plan, as amended, and related form of incentive stock option agreement (exhibit 10.1)(4)
  *10.2       1981 Supplemental Stock Option Plan, as amended, and related form of supplemental stock option agreement (exhibit 10.2)(4)
   10.3       Lease Agreement for 100 Cooper Court, dated November 27, 1991 between the Company and Vasona Business Park
   10.4       Lease Agreement for 104 Cooper Court, dated November 27, 1991 between the Company and Vasona Business Park
   10.5       Form of Indemnity Agreement between the Company and its officers and directors
              (exhibit 10.12)(1)
  *10.7       Employee Stock Purchase Plan (exhibit 10.15)(2)
  *10.8       1992 Officer Bonus Plan (exhibit 10.9)(4)
  *10.9       1992 Non-Employee Directors' Stock Option Plan (exhibit 10.10)(4)
   10.10      Preferred Share Purchase Rights Plan (exhibit 1)(3)
  *10.11      Executive Compensation and Benefits Continuation Agreement, Robert G. Teresi,
              dated December 28, 1994. (6)
   11.1       Statement regarding computation of net earnings (loss) per share
   13.1       1995 Annual Report to Stockholders
   21.1       Subsidiaries of the Company
   23.1       Consent of KPMG Peat Marwick LLP
   23.2       Consent of Coopers & Lybrand LLP
   24.1       Power of Attorney. Reference is made to the signature page

- ---------------
 * Management contract or compensatory plan or arrangement.

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

(5) Incorporated by reference to Caere's Registration Statement on Form S-4 (File No. 33-85840).

(6) Incorporated by reference to the corresponding or indicated exhibit to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994.

(B)  REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAERE CORPORATION

Dated: March 25, 1996                     By: /s/  BLANCHE M. SUTTER

                                            ------------------------------------
                                            Blanche M. Sutter
                                            Senior Vice President, Chief
                                            Financial Officer
                                              and Secretary

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert G. Teresi and Blanche M. Sutter, or either of them, his attorney-in-fact, each with the power of substitution, for him or her, in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                 TITLE                     DATE
- ------------------------------------------    -----------------------------    ---------------
          /s/  ROBERT G. TERESI               Chairman of the Board, Chief     March 25, 1996
- ------------------------------------------    Executive Officer (Principal
             Robert G. Teresi                 Executive Officer)
           /s/  JAMES K. DUTTON               Director                         March 25, 1996
- ------------------------------------------
             James K. Dutton
           /s/  WAYNE E. ROSING               Director                         March 25, 1996
- ------------------------------------------
             Wayne E. Rosing
       /s/  FREDERICK W. ZUCKERMAN            Director                         March 25, 1996
- ------------------------------------------
          Frederick W. Zuckerman
          /s/  BLANCHE M. SUTTER              Senior Vice President, Chief     March 25, 1996
- ------------------------------------------    Financial Officer and
            Blanche M. Sutter                 Secretary (Principal
                                              Financial Officer and
                                              Accounting Officer)

                     [COOPERS & LYBRAND L.L.P. LETTERHEAD]

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
Board of Directors
Calera Recognition Systems, Inc.
Sunnyvale, California

     We have audited the balance sheet of Calera Recognition Systems, Inc. (the Company) as of December 31, 1993 and the related statements of operations, shareholders' equity and cash flows for the year then ended, before the restatement of the cumulative effect of the change in accounting for income taxes to $960,000, as reported in the consolidated statement of earnings and in
Note 1 to the consolidated financial statements of Caere Corporation and subsidiaries. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An wait includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements, before the restatement, referred to above present fairly, in all material respects, the financial position of Calera Recognition Systems, Inc. as of December 31, 1993, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

                                      /s/  COOPERS & LYBRAND L.L.P.

March 4, 1994
San Jose, California

Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a limited liability association incorporated in Switzerland.

                     [COOPERS & LYBRAND L.L.P. LETTERHEAD]

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
      Calera Recognition Systems, Inc.
      Sunnyvale, California

     In connection with our audit of the financial statements of Calera Recognition Systems, Inc. as of December 31, 1993 and for the year then ended, we have also audited the related financial statement schedule.

     In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                      /s/ COOPERS & LYBRAND L.L.P.

March 4, 1994
San Jose, California

Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a limited liability association incorporated in Switzerland.

                                                                     SCHEDULE II

                               CAERE CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                               DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                                    ADDITIONS
                                                              ---------------------
                                                 BALANCE AT   CHARGED TO   CHARGED                 BALANCE
                                                 BEGINNING    COSTS AND    TO OTHER                AT END
                  DESCRIPTION                    OF PERIOD     EXPENSES    ACCOUNTS   DEDUCTIONS  OF PERIOD
- -----------------------------------------------  ----------   ----------   --------   ---------   ---------
YEAR ENDED DECEMBER 31, 1993
Allowance for returns, coop advertising and
  other customer credits.......................    $1,667       $2,821       $ --      $ 2,725     $ 1,763
                                                   ======       ======       ====       ======      ======
Accumulated amortization of software
  development costs............................    $1,133       $  935       $ --      $    --     $ 2,068
                                                   ======       ======       ====       ======      ======
YEAR ENDED DECEMBER 31, 1994
Allowance for returns, coop advertising and
  other customer credits.......................    $1,763       $2,831       $ --      $ 2,321     $ 2,273
                                                   ======       ======       ====       ======      ======
Accumulated amortization of software
  development costs............................    $2,068       $  662       $ --      $    --     $ 2,730
                                                   ======       ======       ====       ======      ======
YEAR ENDED DECEMBER 31, 1995
Allowance for returns, coop advertising and
  other customer credits.......................    $2,273       $1,828       $ --      $ 2,399     $ 1,702
                                                   ======       ======       ====       ======      ======
Accumulated amortization of software
  development costs............................    $2,730       $  683       $ --      $    --     $ 3,413
                                                   ======       ======       ====       ======      ======

                               CAERE CORPORATION

INDEX OF EXHIBITS

    EXHIBIT                                                                       SEQUENTIALLY
    NUMBER                                 DESCRIPTION                           NUMBERED PAGE
    -------         ---------------------------------------------------------  ------------------
      2.1        -- Agreement and Plan of Reorganization dated as of October
                    14, 1994, between the Company and Calera Recognition
                    Systems, Inc.                                              (5)(exhibit 2.01)
      3.1        -- Certificate of Incorporation of the Company                (1)(exhibit 3.4)
     3.1(i)      -- Certificate of Amendment filed with the Delaware
                    Secretary of State October 13, 1994.                       (6)
    3.1(ii)      -- Agreement of Merger between the Caere Acquisition
                    Corporation and Calera Recognition Systems, Inc. as filed
                    with the California Secretary of State December 20, 1994.  (6)
      3.2        -- By-laws of the Company                                     (1)(exhibit 3.5)
      4.1        -- Reference is made to Exhibits 3.1 and 3.2
    *10.1        -- 1981 Incentive Stock Option Plan, as amended, and related
                    form of incentive stock option agreement                   (4)(exhibit 10.1)
    *10.2        -- 1981 Supplemental Stock Option Plan, as amended, and
                    related form of supplemental stock option agreement        (4)(exhibit 10.2)
     10.3        -- Lease Agreement for 100 Cooper Court, dated November 27,
                    1991 between the Company and Vasona Business Park
     10.4        -- Lease Agreement for 104 Cooper Court, dated November 27,
                    1991 between the Company and Vasona Business Park
     10.5        -- Form of Indemnity Agreement between the Company and its
                    officers and directors                                     (1)(exhibit 10.12)
    *10.7        -- Employee Stock Purchase Plan                               (2)(exhibit 10.15)
    *10.8        -- 1992 Officer Bonus Plan                                    (4)(exhibit 10.9)
    *10.9        -- 1992 Non-Employee Directors' Stock Option Plan             (4)(exhibit 10.10)
     10.10       -- Preferred Share Purchase Rights Plan                       (3)(exhibit 1)
     10.11       -- Executive Compensation and Benefits Continuation
                    Agreement, Robert G. Teresi, dated December 28, 1994.      (6)
     11.1        -- Statement regarding computation of net earnings (loss)
                    per share
     13.1        -- 1995 Annual Report to Stockholders
     21.1        -- Subsidiaries of the Company
     23.1        -- Consent of KPMG Peat Marwick LLP
     23.2        -- Consent of Coopers & Lybrand LLP
     24.1        -- Power of Attorney. Reference is made to the signature
                    page

- ---------------
 * Management contract or compensatory plan or arrangement.

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

(5) Incorporated by reference to Caere's Registration Statement on Form S-4 (File No. 33-85840).

(6) Incorporated by reference to the corresponding or indicated exhibit to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994.