Form 10-Q
period 1996-05-13
CAERE CORP
filed 1996-05-14
CIK 854916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ x ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934
                                   ----------
For the quarterly period ended    March 31, 1996  or

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

                                 (408) 395-7000
              (Registrant's telephone number, including area code)
- ----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                                                                  Outstanding
           Class                                                 March 31, 1996

           Common Stock
           $.001 par value                                         13,322,208

                           This is page 1 of 13 pages


                                CAERE CORPORATION
                                      INDEX

                          PART I. Financial Information

                                                                                               Page
ITEM 1.           Financial Statements

                  Condensed Consolidated Balance Sheets - March 31, 1996
                      and December 31, 1995                                                      3

                  Condensed Consolidated Statements of Earnings -- Three Months
                      Ended March 31, 1996 and 1995                                              4

                  Condensed Consolidated Statements of Cash Flows - Three Months
                      Ended March 31, 1996 and 1995                                              5

                  Notes to Condensed Consolidated Financial Statements                           6

ITEM 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                        7-11

Exhibit 11        Statement Regarding Computation of Net Earnings
                      Per Share                                                                  12


                           PART II. Other Information

ITEM 4.           Submission of Matters to a Vote of Security Holders                            13

ITEM 6.           Exhibits and Reports on Form 8-K                                               13

SIGNATURES                                                                                       13


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                CAERE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)
                                                                              March 31,          December 31,
                                                                                1996                 1995

                                     ASSETS

Cash and cash equivalents                                                  $     3,728         $    10,664
Short-term investments                                                          45,610              37,101
Receivables                                                                      6,378               6,180
Income tax receivable                                                                -               1,109
Inventories (Note B)                                                             1,951               2,077
Other current assets                                                             2,481               2,425
                                                                           -----------           ---------
         Total current assets                                                  60,148               59,556

Property and equipment, net                                                      5,457               5,639
Other assets                                                                     3,940               4,103
                                                                           -----------         -----------

         Total assets                                                      $    69,545         $    69,298
                                                                           ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other payables                                        $     5,786         $     6,340
Accrued merger related costs                                                       217                 930

Preferred stock, $.001 par value:  authorized 2,000,000
  shares; none issued or outstanding                                                 -                   -
Common stock, $.001 par value:  authorized 30,000,000
  shares; issued and outstanding 13,322,208 and 13,283,224
  shares                                                                            13                  13
Additional paid-in capital                                                      62,289              62,075
Retained earnings (deficit)                                                      1,240                 (60)
                                                                           -----------         ------------

         Total stockholders' equity                                             63,542              62,028
                                                                           -----------         -----------

         Total liabilities and stockholders' equity                        $    69,545         $    69,298
                                                                           ===========         ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.


                                CAERE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                 1996                1995


Net revenues                                                                 $   13,556          $   12,224

Cost of revenues                                                                  4,315               3,694
                                                                                  -----               -----

                                                                                  9,241               8,530
                                                                                  -----               -----
Operating expenses:
  Research and development                                                        1,762               2,172
  Selling, general and administrative                                             6,518               6,231
                                                                                  -----               -----

                                                                                  8,280               8,403
                                                                                  -----               -----

  Operating earnings                                                                961                 127

Interest income, net                                                                648                 538
                                                                                   ----                ----

  Earnings before income taxes                                                    1,609                 665

Income tax expense                                                                  309                 166
                                                                                   ----                ----

  Net earnings                                                               $    1,300          $      499
                                                                                  =====           =========

Net earnings per common and
 common equivalent share                                                     $      .10          $      .04
                                                                                   ====           =========

Shares used in per share calculation                                             13,459              13,688

The accompanying notes are an integral part of the condensed consolidated financial statements.


                                CAERE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                          1996            1995
Cash flows from operating activities:
  Net earnings                                                                      $    1,300     $      499
  Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
    Depreciation and amortization                                                          636            444
    Merger related costs                                                                  (507)        (1,138)
    Amortization of capitalized software development costs                                 162            152
    Changes in operating assets and liabilities:
         Receivables, net                                                                 (198)           101
         Income tax receivable                                                           1,109              -
         Inventories                                                                       126            246
         Other current assets                                                              (56)          (167)
         Accrued expenses and other payables                                              (760)        (2,993)
                                                                                    -----------    -----------
         Net cash provided by (used for) operating activities                            1,812         (2,856)
                                                                                    ----------     -----------
Cash flows from investing activities:
    Short-term investments, net                                                         (8,509)         2,637
    Capital expenditures                                                                  (325)        (1,074)
    Capitalized software development costs                                                (165)          (120)
    Other assets                                                                            37           (304)
                                                                                    ----------     -----------
         Net cash provided by (used for) investing activities                           (8,962)         1,139
                                                                                    -----------    ----------
Cash flows from financing activities:
  Proceeds from issuances of common stock                                                  214            246
                                                                                    ----------     ----------
Net increase (decrease) in cash and cash equivalents                                    (6,936)        (1,471)

Cash and cash equivalents at beginning of period                                        10,664          3,995
                                                                                    ----------     ----------
Cash and cash equivalents at end of period                                          $    3,728     $    2,524
                                                                                    ==========     ==========
Supplemental disclosures:
  Cash paid for income taxes                                                        $       29     $    1,011
                                                                                    ==========     ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                CAERE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A)       Basis of Presentation

         The accompanying unaudited condensed consolidated balance sheets, statements of earnings, and statements of cash flows reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present the financial position of the Company as of March 31, 1996, and its results of operations and cash flows for the periods indicated.

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company filed audited financial statements with the Securities and Exchange Commission which included all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations and cash flows for the years ended December 31, 1995, 1994 and 1993, in its report on Form 10-K for the year ended December 31, 1995 (the "Form 10-K"). These condensed financial statements should be read in conjunction with the financial statements contained in the Company's Form 10-K. The results of operations for the interim period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

B)       Inventories                                                 March 31, 1996             December 31, 1995
         -----------                                                 --------------             -----------------
                                                                                  (In thousands)
          A summary of inventories follows:

               Raw materials                                            $    1,157                $  1,212
               Work in process                                                 263                     287
               Finished goods                                                  531                     578
                                                                        ----------    -           --------
                                                                        $    1,951                $  2,077
                                                                        ==========                ========


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

                                     Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains statements of what may happen in the future. Actual results may differ materially from those discussed here. Factors that could cause such a difference include, but are not limited to, those discussed in the sections entitled "Certain Trends" below and "Risk Factors" in the Company's report on Form 10-K for its fiscal year ended December 31, 1995.

Results of Operations

         The following  chart  summarizes  net revenues,  cost of revenues,  and gross margins for the Company's products categorized between hardware and software. Software products consist of the OmniPage, WordScan, OmniForm, and PageKeeper lines of products. Hardware products consist of transaction processing OCR and bar code products, and the M/Series line of production OCR.

Business Line Analysis


                       -------------- --------------- ---------------- ------------- --------------- ----------------
                                          Q1'96                                          Q1'95
                            Software        Hardware                       Software        Hardware
                            Products        Products         Combined      Products        Products         Combined
Net revenues                 $11,415          $2,141          $13,556       $10,204          $2,020          $12,224
Cost of revenues               3,422             893            4,315         2,882             812            3,694
                               -----             ---            -----         -----             ---            -----
                              $7,993          $1,248           $9,241        $7,322          $1,208           $8,530
Gross margin %                 70.0%           58.3%            68.2%         71.8%           59.8%            69.8%
                       -------------- --------------- ---------------- ------------- --------------- ----------------


         Net revenues for software products increased 12% in the first quarter of 1996 to $11,415,000 from $10,204,000 in 1995, due to increased unit sales of upgrade products. Software unit sales increased 190% from the first quarter of 1996 compared to the same period in 1995, due to increases in both upgrade and bundled unit shipments.

         Net revenues for hardware products increased 6% to $2,141,000 in the first quarter of 1996 compared to $2,020,000 during the same period in 1995. The increase was primarily the result of higher sales of transaction processing OCR products.

         Export sales increased 2% to $4,260,000, or 32% of net revenues, in the first quarter of 1996, compared to $4,165,000, or 34% of net revenues, in the same period of 1995. The availability of new foreign versions of certain software products was the primary reason for the increase during the period.


Gross Margins

         Gross margins for software products declined from 71.8% in the first quarter of 1995 to 70.0% in the first quarter of 1996, due to product mix changes related to the increased unit volumes of bundled products. These bundled products have lower gross margins than fully priced retail products due to lower average unit selling prices.

         Gross margins for hardware products decreased to 58.3% in the first quarter of 1996 from 59.8% in the same period of 1995, due to lower unit sales of M/Series products, which typically carry higher gross margins than other hardware products.

         The primary factor affecting gross margins in the future is likely to be shifts in product mix between fully priced retail software, bundled software, and upgrade products, as well as overall shifts in product mix between software and hardware products. The microcomputer software market has been subject to rapid changes, including significant price competition, which can be expected to continue. Future technology or market changes may cause certain products to become obsolete rapidly, necessitating increased inventory write-offs or reserves and a corresponding decrease in gross margins.

Operating Expenses

         Research and development (R&D) expenses decreased 19% to $1,762,000 in the first quarter of 1996 from $2,172,000 during the same period in 1995. The decrease in spending from 1995 to 1996 was a result of synergies created by the merger with Calera Recognition Systems, Inc. ("Calera"). As a percentage of revenue, R&D expenses decreased to 13% in the first quarter of 1996 from 18% during the same period in 1995. This decrease was the result of both higher net revenues and decreased expenses.

         The Company is committed to providing continuing enhancements to current products as well as developing new technologies for the future. This commitment will result in the Company's continuing to invest heavily in R&D during 1996. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalized $165,000 of software development costs during the first quarter of 1996, compared to $120,000 in the same period in 1995. Amortization of capitalized software development costs was $162,000 in the first quarter of 1996, compared to $152,000 in 1995. In 1995, the Company began including amortization of capitalized software development costs in cost of revenues in the accompanying Condensed Consolidated Statements of Earnings. Previously, such amortization was included in R&D expense. Cost of revenues and R&D expense have been adjusted for this reclassification for all prior periods presented.

         Selling, general and administrative (S,G&A) expenses increased 5% in the first quarter of 1996 to $6,518,000 from $6,231,000 during the same period in 1995. The increase in S,G&A spending was primarily a result of higher advertising and promotional costs of both software and hardware products. As a percentage of revenue, S,G&A decreased to 48% of revenue in the first quarter of 1996 from 51% during the same period in 1995. This decrease was primarily attributable to the increase in overall net revenues. The Company expects that S,G&A expenses may increase in dollar terms in 1996 as efforts to expand sales and marketing activities continue in both the recognition and desktop document management areas.

Interest Income

         Interest income increased by 20% in the first quarter of 1996 to $648,000 from $538,000 during the same period in 1995. This increase was attributable to generally higher interest rates on the Company's short-term investments, together with a shift from tax-free investments to taxable securities carrying higher rates of interest.

Income Taxes

         The Company's effective income tax rate in the first quarter of 1996 was 19%, primarily due to the use of its foreign sales corporation and, to a lesser extent, the tax exempt nature of a portion of the Company's interest income. In the first quarter of 1995, the effective income tax rate was 25%, also due primarily to the use of the Company's foreign sales corporation. Additionally, none of Calera's $22,600,000 net operating loss carryforward was utilized in the first quarter of 1996 due to taxable income limitations.

Net Earnings and Earnings Per Share

         Net earnings increased 161% to $1,300,000 in the first quarter of 1996 compared to $499,000 during the same period in 1995. This increase was the result of higher net revenues and interest income, reduced operating expenses, and a lower effective income tax rate. Earnings per share increased 150% to $.10 per share in the first quarter of 1996 compared to $.04 per share in the first quarter of 1995.

Certain Trends

         The Company's future operating results may be affected by various uncertain trends and factors which are beyond the Company's control. These include but are not limited to adverse changes in general economic conditions, rising costs, or the occasional unavailability of needed components. The industry is characterized by rapid changes in the technologies affecting optical character recognition. The industry also has become increasingly competitive, and, accordingly, the Company's results may also be adversely affected by the actions of existing or future competitors, including the development of new technologies, the introduction of new products, and the reduction of prices by such competitors to gain or retain market share.

         During 1994, the Company began to bundle versions of its OmniPage and WordScan software recognition products with scanners from various manufacturers. The Company's objective in bundling its software products with scanners was to expand the overall market for OCR software by providing a larger number of scanner purchasers with experience in the advantages of optical character recognition. The success of this model, compared to Caere's former model of selling its software primarily through retail distribution, depends upon the Company's maintaining or expanding its existing relationships with scanner manufacturers and upon a significant proportion of customers who first receive OCR software in a bundled product deciding to upgrade to a newer or more fully featured version of the software. Such an upgrade is typically at a substantially lower price than the retail price of the newer or fully featured product.

         Bundled products incorporating OmniPage and WordScan began shipping in significant quantities in the fourth quarter of 1994. Because of the lower per-unit revenue to the Company that results from the combined sale of a bundled product plus an upgrade, compared to the retail sale of a fully featured version of the software, the "bundle and upgrade" program relies on increasing unit sales of upgrades for its success. There can be no assurance that Caere's transition to the "bundle and upgrade" business model will be successful and provide sufficient increase in unit volume in the future to offset reduced per-unit revenue. In addition, customers using the bundled product may defer or forego the purchase of the Company's more fully featured versions of OmniPage and WordScan products if they find that the bundled products satisfy their recognition needs.

         A significant portion of the Company's net revenues is attributable to sales through the distribution channel. The Company's future operating results are dependent to a certain extent on its ability to maintain its existing relationships with distributors.

         The Company's future earnings and stock price could be subject to significant volatility, particularly on a quarterly basis. The Company's revenues and earnings are unpredictable due to the Company's shipment patterns. As is common in the software industry, the Company's experience has been that a disproportionately large percentage of shipments has occurred in the third month of each fiscal quarter, and shipments tend to be concentrated in the latter half of that month. Because the Company's backlog early in a quarter is not generally large enough to assure that it will meet its revenue targets for any particular quarter, quarterly results are difficult to predict until the end of the quarter. A shortfall in shipments at the end of any particular quarter may cause the results for that quarter to fall significantly short of anticipated levels. Due to analysts' expectations of continued growth, any such shortfall in earnings could have a very significant adverse effect on the trading price of the Company's common stock in any given period.

         As a result of the foregoing factors and other factors which may arise in the future, the market price of the Company's common stock may be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer industry or the securities markets in general.

Liquidity and Capital Resources

         Caere's financial position remains strong at March 31,1996. Working capital increased 4% to $54,145,000 from $52,286,000 at December 31, 1995. The Company has no long-term debt. The Company's cash and short-term investments totaled $49,338,000 at March 31, 1996. The Company believes that current cash balances and cash flows from operations will be sufficient to meet its cash requirements through 1996.

         Caere generated cash from operations of $1,812,000 during the quarter ended March 31, 1996. Uses of cash include modest expenditures for capital equipment and other investments.

         The Company offers credit terms to qualifying customers and also sells on a prepaid, credit card and cash-on-delivery basis. With respect to credit sales, the Company attempts to control its bad debt exposure through monitoring of customers' creditworthiness and, where practicable, through participation in credit associations that provide credit rating information about its customers. The Company also has purchased credit insurance for certain key accounts to eliminate the potential for catastrophic losses.

                                                                     EXHIBIT 11

                                CAERE CORPORATION

                         STATEMENT REGARDING COMPUTATION
                            OF NET EARNINGS PER SHARE
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                           1996               1995

Net earnings (loss)                                                                  $    1,300,000     $      499,000
                                                                                      =============       ============

Weighted average shares outstanding during the period                                    13,349,703         13,091,631

Common equivalent shares using the treasury
    stock method                                                                            109,373            596,365
                                                                                     --------------        -----------

Common and common equivalent shares outstanding
    for purposes of calculating net earnings per share                                   13,459,076         13,687,996
                                                                                    ===============    ===============

Net earnings per common and common
    equivalent share                                                                $           .10    $           .04
                                                                                     ==============     ==============


                           PART II. OTHER INFORMATION


                                     Item 4

Submission of Matters to a Vote of Security Holders

         On January 23, 1996, the Company held a Special Meeting of Stockholders, at which meeting the stockholders approved an amendment to the Company's 1990 Employee Stock Purchase Plan to increase the number of shares which may be issued under the plan from 350,000 to 500,000, an increase of 150,000 shares.

                  Votes cast for:                      9,358,485
                  Votes cast against:                  1,739,189
                  Abstentions:                            76,090


                                     Item 6

Exhibits and Reports on Form 8-K

(a)      Exhibits
                  Exhibit 11 - Statement Regarding Computation of Net Earnings Per Share - page 12.
                  Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K
                  No reports on Form 8-K were filed by the Company during the period covered by this report.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CAERE CORPORATION

Date:  May 13, 1996
                                   /s/ Blanche M. Sutter
                                   -----------------------------------
                                   Blanche M. Sutter, Senior Vice President
                                   and Chief Financial Officer

                                   (Principal Financial and Accounting Officer and Duly Authorized Officer)