Form 10-K405/A
period 1995-12-31
CAERE CORP
filed 1996-06-07
CIK 854916

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)
/xx/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the fiscal year ended DECEMBER 31, 1995.

// Transition reported pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ______________

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

Securities registered pursuant to Section 12(g) of the Act:    COMMON STOCK
                                                               $0.001 PAR VALUE
                                                               PREFERRED SHARE
                                                               PURCHASE RIGHTS

     Indicate by check mark whether the resigrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 1, 1996, as reported by NASDAQ, was approximately $111,501,287.

     The number of shares of the Registrant's Common Stock outstanding as of March 1, 1996, was 13,321,408.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)  3.   EXHIBITS

     27   Financial Data Schedule