Form 10-Q
period 1996-08-07
CAERE CORP
filed 1996-08-08
CIK 854916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    June 30, 1996 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes x No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

                                                                  Outstanding
           Class                                                  June 30, 1996

           Common Stock
           $.001 par value                                        13,509,106

                           This is page 1 of 14 pages


                                CAERE CORPORATION
                                      INDEX

                          PART I. Financial Information

                                                                                                         Page
ITEM 1.           Financial Statements

                  Condensed Consolidated Balance Sheets - June 30, 1996
                      and December 31, 1995                                                                 3

                  Condensed Consolidated Statements of Earnings -- Three Months
                      and Six Months Ended June 30, 1996 and 1995                                           4

                  Condensed Consolidated Statements of Cash Flows - Six Months
                      Ended June 30, 1996 and 1995                                                          5

                  Notes to Condensed Consolidated Financial Statements                                      6

ITEM 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                7-11



                           PART II. Other Information


ITEM 4.           Submission of Matters to a Vote of Security Holders                                      12

ITEM 6.           Exhibits and Reports on Form 8-K                                                         13



SIGNATURES                                                                                                 13


                          PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                                CAERE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                               June 30,        December 31,
                                                                                  1996             1995

                                     ASSETS

Cash and cash equivalents                                                  $     4,702         $    10,664
Short-term investments                                                          46,933              37,101
Receivables                                                                      7,017               6,180
Income tax receivable                                                                -               1,109
Inventories                                                                      2,075               2,077
Other current assets                                                             2,600               2,425
                                                                             ---------          ----------
         Total current assets                                                   63,327              59,556

Property and equipment, net                                                      5,302               5,639
Other assets                                                                     3,872               4,103
                                                                             ---------         -----------

         Total assets                                                        $  72,501         $    69,298
                                                                             =========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other payables                                          $   6,246         $     6,340
Accrued merger related costs                                                         -                 930
                                                                             ---------         -----------
         Total current liabilities                                               6,246               7,270

Preferred stock, $.001 par value:  authorized 2,000,000
  shares; none issued or outstanding                                                 -                   -
Common stock, $.001 par value:  authorized 30,000,000
  shares; issued and outstanding 13,509,106 and 13,046,419
  shares                                                                            14                  13
Additional paid-in capital                                                      63,526              62,075
Retained earnings (deficit)                                                      2,715                 (60)
                                                                             ---------         -----------
         Total stockholders' equity                                             66,255              62,028
                                                                             ---------         -----------

         Total liabilities and stockholders' equity                          $  72,501         $    69,298
                                                                             =========         ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                                CAERE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            Three Months Ended                    Six Months Ended
                                                                  June 30,                            June 30,
                                                           1996             1995              1996              1995
                                                           ----             ----              ----              ----

Net revenues                                       $     13,989     $     13,172      $     27,545       $    25,396

Cost of revenues                                          4,457            4,196             8,772             7,890
                                                         ------           ------           -------           -------

                                                          9,532            8,976            18,773            17,506
                                                         ------           ------            ------            ------

Operating expenses:
  Research and development                                1,859            2,003             3,621             4,175
  Selling, general and administrative                     6,574            6,360            13,002            12,591
  Merger related costs                                        -              297                90               297
                                                           ----           ------             -----            ------

                                                          8,433            8,660            16,713            17,063
                                                         ------           ------            ------            ------

  Operating earnings                                      1,099              316             2,060               443

Interest income                                             745              495             1,393             1,033
                                                          -----           ------            ------            ------

  Earnings before income taxes                            1,844              811             3,453             1,476

Income taxes                                                369               55               678               221
                                                         ------           ------            ------            ------

  Net earnings                                     $      1,475     $        756      $      2,775       $     1,255
                                                        =======           ======            ======            ======

Net earnings per common and
 common equivalent share                           $       0.11     $       0.06      $       0.20       $      0.09
                                                       ========         ========          ========          ========

Shares used in per share calculation                     13,820           13,385            13,658            13,556
                                                         ======           ======            ======            ======



The accompanying notes are an integral part of the condensed consolidated financial statements.



                                CAERE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                                            Six Months Ended
                                                                                                  June 30,
                                                                                           1996               1995
                                                                                           ----               ----
Cash flows from operating activities:
  Net earnings                                                                    $       2,775      $       1,255
  Adjustments to reconcile net earnings to net cash
  provided by (used for) operating activities:
    Depreciation and amortization                                                         1,244              1,038
    Merger related costs                                                                   (860)            (1,297)
    Amortization of capitalized software development costs                                  294                309
    Changes in operating assets and liabilities:
       Receivables, net                                                                    (837)            (1,158)
       Income tax receivable                                                              1,109             (1,100)
       Inventories                                                                            2                251
       Other current assets                                                                (175)              (288)
       Accrued expenses and other payables                                                 (164)            (1,642)
                                                                                       --------           --------
           Net cash provided by (used for) operations                                     3,388             (2,632)
                                                                                       --------           --------
Cash flows from investing activities:
    Short-term investments, net                                                          (9,832)             4,982
    Capital expenditures                                                                   (743)            (2,879)
    Capitalized software development costs                                                 (297)              (240)
    Other assets                                                                             70               (336)
                                                                                       --------           --------
           Net cash provided by (used for) investing activities                         (10,802)             1,527
                                                                                       --------           --------
Cash flows from financing activities -
     proceeds from issuances of common stock                                              1,452                698
                                                                                       --------           --------
Net change in cash and cash equivalents                                                  (5,962)              (407)
Cash and cash equivalents, beginning of period                                           10,664              3,995
                                                                                       --------           --------
Cash and cash equivalents, end of period                                          $       4,702      $       3,588
                                                                                       ========           ========
Supplemental disclosures:
  Cash paid for income taxes                                                      $          46      $         596
                                                                                       ========           ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                CAERE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A)       Basis of Presentation

         The accompanying unaudited condensed consolidated balance sheets, statements of earnings and statements of cash flows reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Company as of June 30, 1996, and the results of operations and cash flows for the periods indicated.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore certain information and footnote disclosure normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company filed audited financial statements with the Securities and Exchange Commission which included all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations and cash flows for the years ended December 31, 1995, 1994 and 1993, in its report on Form 10-K for the year ended December 31, 1995 ("the Form 10-K"). These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Form 10-K dated March 25, 1996. The results of operations for the interim periods ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

B)        Inventories                                            June 30, 1996          December 31, 1995
         ------------                                            -------------          -----------------
                                                                              (In thousands)
           A summary of inventories follows:

               Raw materials                                      $      1,067             $       1,212
               Work in process                                             420                       287
               Finished goods                                              588                       578
                                                                     ---------                 ---------
                                                                  $      2,075             $       2,077
                                                                     =========                 =========


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

                                     Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Company notes that, except for the historical information contained herein, the matters discussed below are forward-looking statements subject to risks and uncertainties that may cause the Company's actual results to differ materially from what may be contained herein. Such risks and uncertainties include, but are not limited to: technological and competitive factors such as rival products, acceptance of new products, and pricing pressures; success of the "bundle and upgrade" business model including the Company's maintaining its relationships with scanner manufacturers as well as customers opting to upgrade to newer or more fully featured products; changes in customer order patterns, including the maintenance of relationships with retail distributors and dealers; manufacturing considerations, including the maintenance of margins in a declining-price environment as well as risk of inventory obsolescence due to shifts in market demand and new product introductions; and other risk factors listed from time to time in the Company's SEC reports, including but not limited to this report on Form 10-Q and the report on Form 10-K for the year ended December 31, 1995 (Certain Trends and Risk Factors sections).

Results of Operations

         The following  chart  summarizes  net revenues,  cost of revenues,  and gross margins for the Company's products categorized between hardware and software. Software products consist of the OmniPage, WordScan, OmniForm, and PageKeeper lines of products. Hardware products consist of transaction processing OCR and bar code products, and the M/Series line of production OCR products.

Business Line Analysis
                                      ------------- --------------- ---------------- ------------- ---------------- ---------------
Three Months Ending:                                June 30, 1996                                   June 30, 1995

                                        Software       Hardware                        Software       Hardware
                                        Products       Products        Combined        Products       Products         Combined
Net revenues                             $11,462         $2,527         $13,989          $10,827        $2,345          $13,172
Cost of revenues                           3,376          1,081           4,457            3,249           947            4,196
                                      ----------    -----------     -----------      -----------   -----------      -----------
                                          $8,086         $1,446          $9,532           $7,578        $1,398           $8,976
Gross margin %                             70.5%          57.2%           68.1%            70.0%         59.6%            68.1%
                                      ------------- --------------- ---------------- ------------- ---------------- ---------------

                                      ------------- --------------- ---------------- ------------- ---------------- ---------------
Six Months Ending:                                  June 30, 1996                                   June 30, 1995

                                        Software       Hardware                        Software       Hardware
                                        Products       Products        Combined        Products       Products         Combined
Net revenues                             $22,877         $4,668         $27,545         $21,031         $4,365          $25,396
Cost of revenues                           6,798          1,974           8,772           6,131          1,759            7,890
                                      ----------    -----------     -----------      ----------    -----------      -----------
                                         $16,079         $2,694         $18,773         $14,900         $2,606          $17,506
Gross margin %                             70.3%          57.7%           68.2%           70.8%          59.7%            68.9%
                                      ------------- --------------- ---------------- ------------- ---------------- ---------------


         Net revenues for software products increased 6% during the second quarter of 1996 to $11,462,000 from $10,827,000 in 1995, due to increased unit sales of upgrade products resulting from the change in the business model to a "bundle and upgrade" strategy. Software unit sales increased 82% in the second quarter of 1996 compared to the same period in 1995 due to increases in both upgrade and bundled unit shipments. For the six month period ending June 30, 1996, net revenues for software products increased 9% to $22,877,000 compared to $21,031,000 during the same period of 1995. During this comparative period, software unit sales increased 130% in 1996 versus 1995.

         Net revenues for hardware products increased 8% to $2,527,000 in the second quarter of 1996 compared to $2,345,000 during the same period in 1995. The increase was primarily the result of higher unit sales of transaction processing OCR and bar code products. For the six months ending June 30, 1996, net revenues for hardware products increased 7% to $4,668,000 from $4,365,000 during the same period of 1995. This increase was primarily due to higher sales of transaction processing OCR products.

         Export sales decreased 9% to $3,408,000, or 24% of net revenues, during the second quarter of 1996, compared to $3,743,000, or 28% of net revenues, in the same period of 1995. Delayed availability of new foreign versions of certain software products was the primary reason for the decrease during the period. On a year-to-date basis, export sales decreased 3% to $7,668,000, or 28% of net revenues, compared to $7,908,000, or 31% of net revenues, in the same period of 1995.

Gross Margins

         Gross margins for software products improved from 70.0% in the second quarter of 1995 to 70.5% in the second quarter of 1996 primarily due to manufacturing efficiencies and economies of scale earned through the increase in unit sales volume of the "bundle and upgrade" model. On a year-to-date basis, gross margins for software products in 1996 declined slightly to 70.3% from 70.8% during the same period of 1995. The primary factor for this change being product mix changes, including lower retail software unit sales, resulting from the change in the Company's business model.

         Gross margins for hardware products decreased to 57.2% in the second quarter of 1996 from 59.6% in the same period of 1995 due to lower unit sales of M/Series products which typically carry higher gross margins than other hardware products. For the six months ended June 30, 1996, gross margins for hardware products declined to 57.7% from 59.7% during the same period of 1995. Lower unit sales of M/Series products were the primary factor contributing to this decline.

         The primary factor affecting gross margins in the future is likely to be shifts in product mix between fully priced retail software, bundled software, and upgrade products as well as overall shifts in product mix between software and hardware products. The personal computer software market has been subject to rapid changes, including significant price competition, which can be expected to continue. Future technology or market changes may cause certain products to become obsolete rapidly, necessitating increased inventory write-offs or reserves and a corresponding decrease in gross margins.

Operating Expenses

         Research and development (R&D) expenses decreased 7% to $1,859,000 in the second quarter of 1996 from $2,003,000 during the same period of 1995. The decrease in spending from 1995 to 1996 was a result of synergies created by the merger with Calera. As a percentage of revenue, R&D expense decreased to 13% in the second quarter of 1996 from 15% during the same period in 1995. This decrease was the result of both higher net revenues and decreased expenses. For the six months ended June 30, 1996, R&D expense decreased 13% to $3,621,000 from $4,175,000 during the same period of 1995. As a percentage of revenue, R&D expense decreased to 13% in 1996 from 16% of revenue in 1995. On a year-to-date basis, merger synergies were the primary factors for the decrease.

         The Company is committed to providing continuing enhancements to current products as well as developing new technologies for the future. This commitment will result in the Company's continuing to invest heavily in R&D during 1996. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalized $132,000 of software development costs during the second quarter of 1996, compared to $120,000 in the same period of 1995. Amortization of capitalized software development costs was $132,000 in the second quarter of 1996, compared to $157,000 in 1995.

         Selling, general and administrative (S,G&A) expenses increased 3% in the second quarter of 1996 to $6,574,000 from $6,360,000 during the same period of 1995. The increase in S,G&A spending was primarily a result of higher service and support costs along with increased legal related fees and expenses. As a percentage of revenue, S,G&A expense decreased to 47% of revenue in the second quarter of 1996 from 48% during the same period in 1995. This decrease is primarily attributable to the increase in overall net revenues. For the six months ended June 30, 1996, S,G&A expense increased 3% to $13,002,000 from $12,591,000 during the same period of 1995. As a percentage of revenue, S,G&A expense decreased to 47% in 1996 from 50% of revenue in 1995. On a year-to-date basis, overall spending on advertising and promotion increased at a rate less than the increase in revenues. The Company expects that S,G&A expense may increase in dollar terms in 1996 as efforts to expand sales and marketing activities continue in both the recognition and desktop document management areas.

         During the second quarter of 1995, a $297,000 merger related charge was recorded related to the Company's December 1994 acquisition of Calera Recognition Systems, Inc. This charge represented additional integration costs including severance payments, legal fees, and other costs connected with the transaction.

Interest Income

         Interest income increased by 51% in the second quarter of 1996 to $745,000 from $495,000 during the same period of 1995. This increase is attributable to relatively higher cash and short-term investment balances, generally higher interest rates on the Company's investment securities along with a shift from tax-free investments to taxable securities carrying higher rates of interest. On a year-to-date basis, interest income increased 35% to $1,393,000 in 1996 from $1,033,000 during 1995 for the same reasons indicated for the second quarter above.

Income Taxes

         The Company's effective income tax rate is 20% in 1996 compared to 15% in 1995. The primary reasons for the higher tax rate are the shift into taxable investments along with limitations on both tax benefits derived from the Company's foreign sales corporation as well as its utilization of net operating loss carryforwards acquired in the Calera merger.

Net Earnings and Earnings Per Share

         Net earnings increased 95% to $1,475,000 in the second quarter of 1996 compared to $756,000 during the same period in 1995. This increase was the result of higher net revenues and interest income and reduced operating expenses. Earnings per share increased 83% to $.11 per share in the second quarter of 1996 compared to $.06 per share in the second quarter of 1995. For the six months ended June 30, 1996, net earnings increased 121% to $2,775,000 compared to $1,255,000 during the same period in 1995. This increase was the result of higher net revenues and interest income and reduced operating expenses.

Certain Trends

         The Company's future operating results may be affected by various uncertain trends and factors which are beyond the Company's control. These include but are not limited to adverse changes in general economic conditions, rising costs, or the occasional unavailability of needed components. The industry is characterized by rapid changes in the technologies affecting optical character recognition. The industry has also become increasingly competitive, and, accordingly, the Company's results may also be adversely affected by the actions of existing or future competitors, including the development of new technologies, the introduction of new products, and the reduction of prices by such competitors to gain or retain market share.

         During 1994, the Company began to bundle versions of its OmniPage and WordScan software recognition products with scanners from various manufacturers. The Company's objective in bundling its software products with scanners was to expand the overall market for OCR software by providing a larger number of scanner purchasers with experience in the advantages of optical character recognition. The success of this model, compared to Caere's former model of selling its software primarily through retail distribution, depends upon the Company's maintaining or expanding its existing relationships with scanner manufacturers and a significant proportion of customers who first receive OCR software in a bundled product deciding to upgrade to a newer or more fully featured version of the software. Such an upgrade is typically at a substantially lower price than the retail price of the newer or fully featured product.

         Bundled products incorporating OmniPage and WordScan began shipping in significant quantities in the fourth quarter of 1994. Because of the lower per-unit revenue to the Company that results from the combined sale of a bundled product plus an upgrade, compared to the retail sale of a fully featured version of the software, the "bundle and upgrade" program relies on increasing unit sales of upgrades for its success. There can be no assurance that Caere's transition to the "bundle and upgrade" business model will be successful and provide sufficient increase in unit volume in the future to offset reduced per-unit revenue. In addition, customers using the bundled product may defer or forego purchase of the Company's more fully featured versions of OmniPage and WordScan products if they find that the bundled products satisfy their recognition needs.

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

Liquidity and Capital Resources

         Caere's financial position remains strong at June 30,1996. Working capital increased 9% to $57,081,000 from $52,286,000 at December 31, 1995. The Company has no long-term debt. The Company's cash and short-term investments totaled $51,635,000 at June 30, 1996, an all-time high. The Company believes that current cash balances and internally generated funds will be sufficient to meet its cash requirements through 1996.

         Caere generated cash from operations of $3,388,000 during the six months ended June 30, 1996. Uses of cash included modest expenditures for capital equipment and investments in short-term interest bearing securities.

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

Recent Developments

         The Company and ViewStar Corporation ("ViewStar") entered into an agreement in June 1996 under the terms of which the Company and ViewStar agreed to settle outstanding disputes that had arisen in connection with the proposed merger between the companies which was terminated in the first quarter of 1996. Terms of the settlement are confidential, but included the unconditional release of all parties.


                                     Item 4

Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of the Company was held on May 14, 1996

(b)      Management's  nominee to the Board of Directors of Class I Directors
(for a three-year term expiring at the 1999 Annual Meeting) was elected by the following votes:

                                              For                   Withhold

         James K. Dutton (Class I)        11,305,512                301,374

         The following are persons whose term of office as Directors of the Company continued after the meeting:

         Director                            Class                Term Expires

         Frederick W. Zuckerman                II                        1997
         Robert G. Teresi                      III                       1998
         Wayne E. Rosing                       III                       1998

(c) The other matters presented and the voting of stockholders with respect thereto are as follows:

         (i) Approval of the 1992 Non-Employee Directors Stock Option Plan, as amended, to (i) increase the number of shares which may be issued from 130,000 to 230,000, an increase of 100,000 shares;
                  (ii) increase the size of automatic grants made under the Plan; (iii) provide for full vesting of options under certain circumstances; and (iv) make the change of control definition in the Plan similar to that used in the Company's Executive
                  Officers' Change-of-Control Severance Plan.:

                  For:  10,555,499        Against: 898,341           Abstain:  132,504         No Vote:  20,542

         (ii)     Approval of the 1981 Incentive and  Supplemental  Stock Option
                  Plans as amended, to (I) increase the number of shares that may be issued under the Plans from 3,520,000 to 3,595,000, an increase of 75,000 shares; and (ii) add provisions with respect to Section 162(m) of the Internal Revenue Code of 1986, as amended.

                  For:  8,830,120         Against: 1,622,703         Abstain:  133,521         No Vote:  20,542

         (iii)    Ratification  of  selection  of KPMG Peat  Marwick  LLP as the
                  Company's  independent  auditors  for the fiscal  year  ending
                  December 31, 1996:

                  For:  11,482,622        Against:  71,249           Abstain:  53,015          No Vote:  0


                                     Item 6

Exhibits and Reports on Form 8-K

(a)      Exhibits
                  Exhibit 11 - Statement Regarding Computation of Net Earnings Per Share - page 14
                  Exhibit 27 - Financial Data Schedule

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

Date:  August 7, 1996

                                     /S/ Blanche M. Sutter
                                     Blanche M. Sutter, Vice President
                                     Finance and Chief Financial Officer

                                     (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                                                      EXHIBIT 11
                              CAERE CORPORATION
                         STATEMENT REGARDING COMPUTATION
                            OF NET EARNINGS PER SHARE
                                   (Unaudited)

                                                              Three Months Ended                           Six Months Ended
                                                                    June 30,                                      June 30,
                                                                    --------                                      --------
                                                          1996                    1995                 1996                   1995
                                                          ----                   -----                 ----                   ----

Net earnings                                      $    1,475,000          $     756,000        $   2,775,000          $   1,255,000
                                                       =========                  =======           =========             =========

Weighted average shares outstanding during
the period                                            13,434,976              13,145,069           13,417,216            13,118,498

Common equivalent shares using the treasur
stock method                                             385,145                 239,628              240,889               437,745
                                                         -------                 -------              -------               -------

Common and common equivalent shares
outstanding for purposes of calculating net
earnings per share                                    13,820,121              13,384,697           13,658,105            13,556,243
                                                      ==========              ==========           ==========            ==========

Net earnings per common and common
equivalent share                                    $       0.11             $      0.06       $         0.20         $        0.09
                                                      ==========              ==========           ==========            ==========