Form 10-Q
period 1996-11-12
CAERE CORP
filed 1996-11-13
CIK 854916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    September 30, 1996 or

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

                                                                     Outstanding
           Class                                              September 30, 1996

           Common Stock
           $.001 par value                                            12,552,430

                           This is page 1 of 14 pages



                                CAERE CORPORATION
                                      INDEX

                          PART I. Financial Information
                                                                                                      Page
ITEM 1.           Financial Statements

                  Condensed Consolidated Balance Sheets - September 30, 1996
                      and December 31, 1995                                                             3

                  Condensed Consolidated Statements of Operations -- Three
                      Months and Nine Months Ended September 30, 1996 and 1995                          4

                  Condensed Consolidated Statements of Cash Flows - Nine Months
                      Ended September 30, 1996 and 1995                                                 5

                  Notes to Condensed Consolidated Financial Statements                                  6

ITEM 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                               7-12


                           PART II. Other Information


ITEM 6.           Exhibits and Reports on Form 8-K                                                      13


SIGNATURES                                                                                              13


Exhibit 11        Statement Regarding Computation of Net Earnings
                      Per Share                                                                         14




                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                                CAERE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)
                                                                          September 30,        December 31,
                                                                               1996                1995
                                     ASSETS

Cash and cash equivalents                                                $     4,245        $   10,664
Short-term investments                                                        40,500            37,101
Receivables                                                                    6,574             6,180
Income tax receivable                                                            496             1,109
Inventories                                                                    2,026             2,077
Other current assets                                                           2,826             2,425
                                                                         -----------          --------
         Total current assets                                                 56,667            59,556

Property and equipment, net                                                    5,251             5,639
Other assets                                                                   3,854             4,103
                                                                         -----------        -----------

         Total assets                                                    $    65,772        $   69,298
                                                                         ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other payables                                      $     6,950        $    6,340
Accrued merger related costs                                                       -               930
                                                                         -----------       -----------
         Total current liabilities                                             6,950             7,270

Preferred stock, $.001 par value:  authorized 2,000,000
  shares; none issued or outstanding                                               -                 -
Common stock, $.001 par value:  authorized 30,000,000
  shares; issued and outstanding 12,552,430 and 13,283,224
  shares                                                                          13                13
Additional paid-in capital                                                    54,572            62,075
Retained earnings (deficit )                                                   4,237               (60)
                                                                         -----------      ------------

         Total stockholders' equity                                           58,822            62,028
                                                                         -----------       -----------

         Total liabilities and stockholders' equity                      $    65,772       $    69,298
                                                                         ===========       ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.




                                CAERE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                     Three Months Ended             Nine Months Ended
                                                          September 30,                  September 30,
                                                       1996           1995               1996            1995
                                                       ----           ----               -----          ------


Net revenues                                     $    13,403    $    13,057        $    40,948     $    38,453

Cost of revenues                                       4,273          4,377             13,045          12,267
                                                       -----          -----             ------          ------

                                                       9,130          8,680             27,903          26,186
                                                       -----          -----             ------          ------

Operating expenses:
  Research and development                             1,655          2,008              5,276           6,186
  Selling, general and administrative                  6,495          6,135             19,497          18,722
  Merger related costs                                     -              -                 90             297
                                                      ------         ------             ------           -----

                                                       8,150          8,143             24,863          25,205
                                                       -----          -----             ------          ------

  Operating earnings                                     980            537              3,040             981

Interest income, net                                     711            538              2,104           1,571
                                                      ------         ------             ------          ------

  Earnings before income taxes                         1,691          1,075              5,144           2,552

Income tax expense                                       169            161                847             383
                                                      ------         ------              -----           -----

  Net earnings                                   $     1,522    $       914        $     4,297     $     2,169
                                                      ======         ======              =====           =====


Net earnings per common and
 common equivalent share                         $      0.11    $      0.07        $      0.32     $      0.16
                                                    ========       ========           =========       =========

Shares used in per share calculation                  13,342         13,608             13,507          13,477
                                                      ======         ======             ======          ======



The accompanying notes are an integral part of the condensed consolidated financial statements.




                                CAERE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                          1996               1995
Cash flows from operating activities:
  Net earnings                                                                     $      4,297       $      2,169
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation and amortization                                                         1,962              1,636
    Merger related costs                                                                   (930)            (1,758)
    Amortization of capitalized software development costs                                  431                458
    Changes in operating assets and liabilities:
      Receivables                                                                          (394)            (1,498)
      Income tax receivable                                                                 613             (1,100)
      Inventories                                                                            51                240
      Other current assets                                                                 (401)              (161)
      Accrued expenses and other payables                                                   610             (2,214)
                                                                                      ---------          ----------
        Net cash provided by (used for) operations                                        6,239             (2,228)
                                                                                      ---------          ----------
Cash flows from investing activities:
  Short-term investments, net                                                            (3,399)             5,909
  Capital expenditures                                                                   (1,306)            (3,425)
  Capitalized software development costs                                                   (429)              (389)
  Other assets                                                                              (21)              (915)
                                                                                      ----------         ----------
        Net cash provided by (used for) investing activities                             (5,155)             1,180
                                                                                      ----------         ---------
Cash flows from financing activities:
  Proceeds from issuances of common stock, net                                            1,730              1,051
  Repurchase of stock                                                                    (9,233)                 -
  Repayment of shareholder notes                                                              -                221
                                                                                      ---------          ---------
        Net cash provided by financing activities                                        (7,503)             1,272
                                                                                      ----------         ---------
Net increase in cash and cash equivalents                                                (6,419)               224
Cash and cash equivalents, beginning of period                                           10,664              3,995
                                                                                      ---------          ---------
Cash and cash equivalents, end of period                                           $      4,245     $        4,219
                                                                                      =========          =========
Supplemental disclosures:
  Cash paid for income taxes                                                       $         66     $          603
                                                                                      =========          =========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                                CAERE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A)       Basis of Presentation

         The accompanying unaudited condensed consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of Caere
Corporation (the "Company") as of September 30, 1996, and the results of operations and cash flows for the periods indicated.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore certain information and footnote disclosure normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company filed audited financial statements with the Securities and Exchange Commission which included all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations and cash flows for the years ended December 31, 1995, 1994 and 1993 in its annual report on Form 10-K for the year ended December 31, 1995 ("the Form 10-K"). These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Form 10-K. The results of operations for the interim periods ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.


B)       Inventories

                                                                 September 30, 1996      December 31, 1995
                                                                              (In thousands)
           A summary of inventories follows:
               Raw materials                                     $       1,142           $        1,212
               Work in process                                             365                      287
               Finished goods                                              519                      578
                                                                      --------     -          ---------
                                                                 $       2,026           $        2,077
                                                                      ========                =========



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

                                     Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company notes that, except for the historical information contained herein, the matters discussed below are forward-looking statements subject to risks and uncertainties that may cause the Company's actual results to differ materially. These risks and uncertainties include, but are not limited to various technological and competitive factors, including the rival products, acceptance of new products, and pricing pressures; success of the "bundle and upgrade" business model including the Company's maintaining its relationships with scanner manufacturers along with customers' opting to upgrade to newer or more fully featured products; changes in customer order patterns, including the maintenance of relationships with retail distributors and dealers; manufacturing considerations, including the maintenance of margins in a declining-price environment as well as risk of inventory obsolescence due to shifts in market demand and new product introductions; and other risk factors listed from time to time in the Company's SEC reports, including but not limited to the report on Form 10-K for the year ended December 31, 1995 (Certain Trends and Risk Factors sections).

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

Business Line Analysis
                       ----------------------------------------------- ----------------------------------------------
Three Months                          Sept. 30, 1996                                 Sept. 30, 1995
Ending:
                       ----------------------------------------------- ----------------------------------------------
                          Software        Hardware                       Software        Hardware
                          Products        Products         Combined      Products        Products         Combined
Net revenues               $11,407          $1,996          $13,403       $10,133          $2,924          $13,057
Cost of revenues             3,336             937            4,273         3,278           1,099            4,377
                             -----             ---            -----         -----           -----            -----
                            $8,071          $1,059           $9,130        $6,855          $1,825           $8,680
Gross margin %               70.8%           53.1%            68.1%         67.7%           62.4%            66.5%
                       -------------- --------------- ---------------- ------------- --------------- ----------------

                       ----------------------------------------------- ----------------------------------------------
Nine Months Ending:                   Sept. 30, 1996                                 Sept. 30, 1995

                       ----------------------------------------------- ----------------------------------------------
                          Software        Hardware                       Software        Hardware
                          Products        Products         Combined      Products        Products         Combined
Net revenues               $34,284          $6,664          $40,948       $31,164          $7,289          $38,453
Cost of revenues            10,134           2,911           13,045         9,409           2,858           12,267
                            ------           -----           ------         -----           -----           ------
                           $24,150          $3,753          $27,903       $21,755          $4,431          $26,186
Gross margin %               70.4%           56.3%            68.1%         69.8%           60.8%            68.1%
                       -------------- --------------- ---------------- ------------- --------------- ----------------

         Net revenues for software products increased 13% during the third quarter of 1996 to $11,407,000 from $10,133,000 in 1995, due to increased unit sales of upgrade products. Software unit sales increased 50% in the third quarter of 1996 compared to the same period in 1995 due to increases in both upgrade and bundled unit shipments. For the nine month period ending September 30, 1996, net revenues for software products increased 10% to $34,284,000 compared to $31,164,000 during the same period of 1995. During this comparison period, software unit sales increased approximately 100% in 1996 versus 1995. Revenue growth from increased unit volumes for both the third quarter and the nine months ending September 30, 1996, was somewhat offset by continuing declines in the average selling prices of the OmniPage OCR software due to shifts in the business model to the "bundle and upgrade" strategy.

         During the fourth quarter of 1996, the Company will begin providing a golden master of the light version of the bundled OmniPage product to certain scanner partners who will then produce the "bundled product" at their cost. The effect of this will be to reduce revenues and cost of sales to the Company by a similar amount. This change will have a negative effect on the sequential and year to year comparison of revenues, a positive effect on gross margins, and very little impact on earnings to the Company.

         Net revenues for hardware products decreased 32% to $1,996,000 in the third quarter of 1996 compared to $2,924,000 during the same period in 1995. The decrease was primarily the result of lower unit sales of transaction processing OCR and bar code products. Approximately $500,000 of this decrease was due to a drop in business with one European customer in 1995. It is common in this line of business for the Company to receive large one time orders for product. This ordering pattern has resulted historically in significant fluctuations in quarterly hardware revenues. This trend is expected to continue. For the nine months ending September 30, 1996, net revenues for hardware products decreased 9% to $6,664,000 from $7,289,000 during the same period of 1995 due primarily to the reasons noted above.

         Export sales increased 34% to $4,090,000, or 31% of net revenues, during the third quarter of 1996, compared to $3,057,000, or 23% of net revenues, in the same period of 1995. The availability of new foreign versions of certain software products was the primary reason for the increase during the period. On a year-to-date basis, export sales increased 7% to $11,757,000, or 29% of net revenues, compared to $10,965,000, or 29% of net revenues, in the same period of 1995.

Gross Margins

         Gross margins for software products improved from 67.7% in the third quarter of 1995 to 70.8% in the third quarter of 1996 primarily due to increased volumes and a decrease in software media costs. On a year-to-date basis, gross margins for software products in 1996 improved to 70.4% from 69.8% during the same period of 1995. The primary factor for this change was manufacturing efficiencies and economies of scale earned from increasing production volumes resulting from the change in the Company's business model.

         Gross margins for hardware products decreased to 53.1% in the third quarter of 1996 from 62.4% in the same period of 1995 due to fixed manufacturing costs' being spread over lower unit volumes and to product mix changes from year to year. For the nine months ended September 30, 1996, gross margins for hardware products declined to 56.3% from 60.8% during the same period of 1995 also due to the reasons noted above.

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

Operating Expenses

         Research and development (R&D) expenses decreased 18% to $1,655,000 in the third quarter of 1996 from $2,008,000 during the same period of 1995. The decrease in spending from 1995 to 1996 was a result of reduced headcount brought about primarily by synergies created by the merger with Calera. As a percentage of revenue, R&D expense decreased to 12% in the third quarter of 1996 from 15% during the same period in 1995. This decrease was the result of both higher net revenues and decreased expenses. For the nine months ended September 30, 1996, R&D expense decreased 15% to $5,276,000 from $6,186,000 during the same period of 1995. As a percentage of revenue on a nine month basis, R&D expense decreased to 13% in 1996 from 16% of revenue in 1995. On a year-to-date basis, merger synergies were the primary factors for the decrease.

         The Company is committed to providing continuing enhancements to current products as well as developing new technologies for the future. This commitment will result in the Company's continuing to invest heavily in R&D during 1996 and beyond. The Company expects research and development expense to increase in dollar terms both during the fourth quarter of 1996 and in 1997. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalized $132,000 of software development costs during the third quarter of 1996, compared to $149,000 in the same period of 1995. Amortization of capitalized software development costs was $137,000 in the third quarter of 1996, compared to $149,000 in 1995.

         Selling, general and administrative (S,G&A) expenses increased 6% in the third quarter of 1996 to $6,495,000 from $6,135,000 during the same period of 1995. The increase in S,G&A spending was primarily a result of higher service and support costs along with increased promotional costs related to the OmniForm product line. As a percentage of revenue, S,G&A expense increased to 48% of revenue in the third quarter of 1996 from 47% during the same period in 1995. For the nine months ended September 30, 1996, S,G&A expense increased 4% to $19,497,000 from $18,722,000 during the same period of 1995. As a percentage of revenue, S,G&A expense decreased to 48% in 1996 from 49% of revenue in 1995. On a year-to-date basis, overall spending on advertising and promotion increased at a rate less than the increase in revenues. The Company expects that S,G&A expense may increase in dollar terms in 1996 as efforts to expand sales and marketing activities continue in the OCR, forms, and desktop document management areas.

         During 1995, a $297,000 merger related charge was taken in the second quarter related to the Company's December 1994 acquisition of Calera Recognition Systems, Inc. This charge represented additional integration costs including severance payments, legal fees, and other costs connected with the transaction. In 1996, a $90,000 merger related charge was taken in the first quarter related to the Company's terminated acquisition of ViewStar Corporation in the fourth quarter of 1995. This charge represented additional direct costs including legal and accounting fees and financial printing costs incurred in connection with the transaction.

Interest Income

         Interest income increased by 32% in the third quarter of 1996 to $711,000 from $538,000 during the same period of 1995. This increase is attributable to relatively higher cash and short-term investment balances, generally higher interest rates on the Company's investment securities along with a shift from tax-free investments to taxable securities carrying higher rates of interest. On a year-to-date basis, interest income increased 34% to $2,104,000 in 1996 from $1,571,000 during 1995 for the same reasons indicated for the third quarter above.

Income Taxes

         The Company's effective income tax rate in 1996 is expected to be 10-15%, less than statutory rates primarily due to the use of its foreign sales corporation and increased utilization of net operating loss carryforwards acquired in the merger with Calera Recognition Systems, Inc. In 1995, the effective income tax rate was 15%, due primarily to the use of the Company's foreign sales corporation and tax-exempt interest income.

Net Earnings and Earnings Per Share

         Net earnings increased 67% to $1,522,000 in the third quarter of 1996 compared to $914,000 during the same period in 1995. This increase was the result of higher net revenues and interest income and relatively flat operating expenses during the period. Earnings per share increased 57% to $.11 per share in the third quarter of 1996 compared to $.07 per share in the third quarter of 1995. For the nine months ended September 30, 1996, net earnings increased 98% to $4,297,000 compared to $2,169,000 during the same period in 1995. This increase was the result of higher net revenues and interest income and reduced operating expenses.

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

Liquidity and Capital Resources

         Caere's financial position remains strong at September 30,1996. Working capital decreased 5% to $49,717,000 from $52,286,000 at December 31, 1995. This decrease is related to the Company's repurchase of common stock during the third quarter. In accordance with its approved share repurchase program, the Company used $9,233,000 to repurchase 1,000,000 shares during the quarter. The Company has no long-term debt. The Company's cash and short-term investments totaled $44,745,000 at September 30, 1996. The Company believes that current cash balances and internally generated funds will be sufficient to meet its cash requirements through 1996.

         Caere generated cash from operations of $6,239,000 during the nine months ended September 30, 1996. Uses of cash included the $9,233,000 share repurchase and modest expenditures for capital equipment and investments in short-term interest bearing securities.

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

                                                  Item 6

Exhibits and Reports on Form 8-K

(a)      Exhibits
                  Exhibit 11 - Statement Regarding Computation of Net Earnings (Loss) Per Share - page 14

(b)      Reports on Form 8-K
                  No reports on Form 8-K were filed by the Company during the period covered by this Report.




SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAERE CORPORATION

Date:  November 12, 1996

                                     /S/ Blanche M. Sutter
                                     Blanche M. Sutter, Executive Vice
                                     President and Chief Financial Officer

                                     (Principal Financial and Accounting Officer and Duly Authorized Officer)


                                                                     EXHIBIT 11

                                CAERE CORPORATION
                         STATEMENT REGARDING COMPUTATION
                        OF NET EARNINGS (LOSS) PER SHARE
                                   (Unaudited)

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                    1996               1995               1996            1995

Net earnings                                     $1,522,000           $914,000        $4,297,000        $2,169,000
                                             ==============    ===============    ==============   ===============

Weighted average shares outstanding during
the period                                       13,146,906         13,215,958        13,295,704        13,140,976

Common equivalent shares using the
treasury stock method                               195,108            392,012           211,564           336,397
                                             --------------    ---------------    --------------   ---------------

Common and common equivalent shares
outstanding for purposes of calculating
net earnings per share                           13,342,014         13,607,970        13,507,268        13,477,373
                                             ==============    ===============    ==============   ===============

Net earnings per common and common
equivalent share                                      $0.11              $0.07             $0.32             $0.16
                                             ==============    ===============    ==============   ===============
