Form 10-K405
period 1996-12-31
CAERE CORP
filed 1997-03-31
CIK 854916

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-18090
                            ------------------------

                               CAERE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN THE CHARTER:)

                   DELAWARE                                     94-2250509
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                 100 COOPER COURT, LOS GATOS, CALIFORNIA 95030
                         (ADDRESS OF PRINCIPAL OFFICES)
                            ------------------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 395-7000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                        PREFERRED SHARE PURCHASE RIGHTS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 1, 1997, as reported by Nasdaq, was approximately $130,813,536.

     The number of shares of the Registrant's Common Stock outstanding as of March 1, 1997, was 12,692,097.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Definitive proxy statement filed with the Securities and Exchange Commission relating to the Company's 1997 Annual Meeting of Stockholders to be held May 13, 1997 (Part III of Form 10-K).

     (2) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1996 (Parts II and IV of Form 10-K).
================================================================================

                                     PART I

ITEM 1. BUSINESS.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1, the section entitled "Risk Factors" and Item 7.

     Caere(R) Corporation ("Caere" or the "Company") designs, develops, manufactures, and markets optical character recognition (OCR) software and hardware for converting scanned and faxed images into computer usable text, as well as desktop forms and information management products. For many applications, the Company's products provide a low cost accurate alternative to manual data entry, which is slow, tedious, and error prone.

     In December 1996, Caere acquired Recognita Rt. ("Recognita"), a Hungarian corporation that provides OCR products. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operating results of Recognita are included in the consolidated results of the Company since the date of acquisition.

                          TRANSITION OF BUSINESS MODEL

     During 1996, Caere continued the transition of its business model due to the changing dynamics of the marketplace. In the past, OCR was primarily a "niche" market characterized by relatively high prices and low unit volumes. Driven by the increased power of personal computers, new scanner products with lower prices, continuing improvements in OCR accuracy, and the education of the marketplace, scanning and OCR solutions continue to reach the mainstream.

     In the fourth quarter of 1994, Caere began to "bundle" versions of its OmniPage(R), OmniPage Limited Edition(TM), and WordScan(R) software recognition products with scanner products from various manufacturers. The Company's objective in bundling its software products with scanners was to expand the overall market for OCR software by providing a larger number of scanner purchasers with experience in the advantages of optical character recognition. "Light" versions -- with limited capabilities -- are now bundled with most scanners being sold. This aggressive seeding of the growing base of scanner owners has greatly expanded the number of Caere product users. The success of this business model, compared to Caere's former model of selling its software primarily at higher prices with lower unit volumes, will depend upon a decision by a significant proportion of customers who first receive OCR software in a bundled form to upgrade to a newer or more fully featured version of the Company's software. Such an upgrade is typically sold at a substantially lower price than the price of a fully featured non-upgrade product.

     The Company shipped more than 2,100,000 bundled units in 1996, compared to approximately 1,200,000 bundled units in 1995. The "bundle and upgrade" business model resulted in increased revenues and gross margin from software products in 1996 compared to 1995, and an increase of 67% in unit sales of combined software products for the same comparison periods. The Company believes that bundles and upgrades will become a larger portion of its total revenues and unit sales in the future.

     There can be no assurance that Caere's continued transition to the "bundle and upgrade" business model will be successful and provide sufficient increases in unit volume in the future to offset reduced per-unit revenue and gross margin. In addition, customers using the bundled products may defer or forego the purchase of Caere's more fully featured versions of OmniPage and WordScan products if they find that the bundled products satisfy their recognition needs.

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

     (2) HARDWARE: Hardware products for the data capture market, which include bar code scanners and OCR readers for transaction processing applications such as high-volume data entry and check verification. Customers of these products include retail establishments, government agencies, banks, utility companies, and other organizations. Additionally, the Millennium Series(R) provides both hardware and software solutions for high-volume commercial OCR applications.

     Caere's products can be used with a range of computer systems, such as IBM, IBM-compatible, and Apple Macintosh personal computers. Each product is designed to accomplish the same overall goal: to improve the speed, accuracy, and simplicity of information management.

SOFTWARE PRODUCTS

  OmniPage Professional(R)

     Caere's flagship product, OmniPage Professional for Windows and Windows 95, is a customizable, fully featured page recognition solution for power users. OmniPage Pro(R) is designed for the text handling professional who needs more than basic OCR capabilities. OmniPage Pro is an OCR product that allows the user to recognize, edit, and save complex documents containing text and images in their original, full page formats. Using Caere's True Page(R)technology, the user can edit graphics contained on a recognized page simply by clicking on the image. OmniPage Pro utilizes a combination of technologies, including neural networks, linguistic analysis, character experts, and grayscale data to improve accuracy on degraded documents.

     OmniPage Professional for Macintosh includes all of the features found in OmniPage Pro for Windows. It also offers many advanced System 7 capabilities, including support of Publish, which allow users to scan a document once and electronically publish it to subscribers on a network. The program also supports Apple Events, which allows other software programs to access OmniPage Pro.

  OmniPage Limited Edition

     OmniPage Limited Edition is a limited feature version of OmniPage that allows an end user to perform OCR on a scanned document and save the document to a file. OmniPage Limited Edition is bundled with most scanners offered by the Company's scanner partners. The product is designed to allow the scanner purchaser to experience the advantages of optical character recognition in order to encourage the purchaser to upgrade to a fully featured product.

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

  Recognita Plus(R)

     Recognita Plus, developed by Recognita, is a leading, full-featured, multilingual, and font-independent OCR software product that integrates with most popular word processing, desktop publishing, and spreadsheet applications available for Windows. Recognita Plus includes Self Assertion Technology(TM), which provides improved character recognition using a two-step reading process. Recognita Plus also provides OCR training for use on severely degraded documents or stylized typefaces. The product can also recognize text in more than 100 languages with the addition of its Language Enhancement(TM) Package.

  PageKeeper(R)

     PageKeeper, a document management software solution, incorporates leading technology such as "weighted relevance searching" and "document similarity" as it examines the content of the documents under review. PageKeeper takes information from a local hard disk, network, or scanner and creates a supercompressed database of both text and images. PageKeeper incorporates the OmniPage AnyFont(R) recognition capability to convert scanned documents into computerliterate files automatically. Because PageKeeper stores both text and images, users can electronically file documents in their original format. Magazine articles with charts and graphs, datasheets with illustrations, or letters with signatures can be stored using minimal disk space. PageKeeper automatically indexes the database, eliminating the need to manually index or assign keywords to the information. It presents the results of search requests in the order of relevance to original search requests using its weighted relevance retrieval feature.

  OmniForm(R)

     OmniForm converts paper forms to electronic forms with the click of a button. OmniForm creates an electronic version using some of Caere's OCR technologies by simply scanning or faxing documents into a computer. OmniForm users also can design their own forms, complete with fonts, graphics, and logos, using the custom toolset and Form Assistant(TM). In addition, OmniForm allows for efficient completion and processing of forms by accepting input, performing calculations, validating entries and creating databases which can be searched, sorted, imported, and exported to popular database applications.

  OmniForm Internet Publisher(TM)

     OmniForm Internet Publisher is the first paper-to-electronics forms solution for intranets and the Internet. The product converts existing paper forms to electronic versions, retaining and recognizing the various form elements on the form, bridging the gap between the paper world and the electronic world. The product allows users to save the forms to a variety of Web-ready formats incorporating such form intelligence as field validation and calculations, so that companies can collect and distribute data-associated business transactions such as invoices, purchase orders, expense reports, or questionnaires.

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

     The chart below shows system requirements and suggested retail price for the Company's significant software products.

                           SELECTED SOFTWARE PRODUCTS

          PRODUCT                           SYSTEM REQUIREMENTS               SUGGESTED RETAIL PRICE*
----------------------------    --------------------------------------------  -----------------------
OmniPage Pro - Windows          80386 or above based personal computer, 8 MB
                                RAM, 20 MB disk space, Microsoft Windows 3.1
                                or later                                               $ 695
OmniPage Pro - Mac              Macintosh computer with 68020 processor or
                                above, 8 MB RAM, 8 MB disk space, System 7.0
                                or above                                               $ 695
OmniPage Pro - Windows          80386 or above based personal computer, 8 MB
  Retail Upgrade                RAM, 20 MB disk space, Microsoft Windows 3.1
                                or later                                               $ 129**
OmniPage Pro - Mac              Macintosh computer with 68020 processor or
  Retail Upgrade                above, 8 MB RAM, 8 MB disk space, System 7.0
                                or above                                               $ 149**
WordScan Plus - Windows         80386 or above based personal computer, 4 MB
                                RAM, 13 MB disk space, Microsoft Windows 3.1
                                or later                                               $ 595
Recognita Plus - Windows        80386 or above based personal computer, 4 MB
                                RAM, 10 MB disk space, Microsoft Windows 3.1
                                or later                                               $ 695
Recognita Plus - Windows        80386 or above based personal computer, 4 MB
  Retail Upgrade                RAM, 10 MB disk space, Microsoft Windows 3.1
                                or later                                               $ 199**
PageKeeper Personal(TM) -       80386 or above based personal computer, 8 MB
  Windows                       RAM, 15 MB disk space, Microsoft Windows 3.1
                                or later                                               $ 195
OmniForm - Windows              80386 or above based personal computer, 8 MB
                                RAM, 8 MB disk space, Microsoft Windows 3.1
                                or later                                               $ 349
OmniForm - Mac                  Power Macintosh or Macintosh computer with
                                68020 processor or above, 12 MB RAM, 10 MB
                                disk space, System 7.1 or above                        $ 199
OmniForm Internet Publisher     80486 or above based personal computer, 12
                                MB RAM, 8 MB disk space, Microsoft Windows
                                95 or NT 4.0 or later                                  $ 895

---------------

 * Suggested Retail Price as of March 1, 1997.

** Estimated Retail Price as of March 1, 1997.

Note: All Caere products support a wide range of output file formats and scanners. Output file formats include, but are not limited to: WordPerfect, Microsoft Word for Windows, Lotus 1-2-3, and Microsoft Excel. Supported scanners include, but are not limited to: Hewlett Packard, Microtek, Epson, Apple, Canon, and Fujitsu.

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

     The graphic below illustrates the process by which scanned text or numeric data is converted into computer usable form by the Company's OmniPage, WordScan, and Recognita products.

                                 [ARTWORK HERE]

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

     OmniPage Pro employs a combination of technologies, referred to as Caere's 3D OCR(TM) and AnyFont technologies, to achieve the highest degree of accuracy on many different types of documents. OmniPage Pro is the first OCR product to utilize grayscale information to analyze characters the way a human eye does. Character experts view certain character attributes like a closed loop or crossed downward stroke to identify the unique set of features inherent in each character. Neural networks have been developed on powerful mainframe computers to "learn" what makes up one character versus another, a methodology known as "feature recognition." Caere's page recognition products analyze each character image according to proprietary algorithms. Feature recognition enables the OmniPage products to provide the AnyFont capability that recognizes text in almost any type style and size.

HARDWARE PRODUCTS

  OCR Systems

     Caere has produced high-quality handheld and slot-reader OCR systems since 1977. This line of data capture OCR systems reads single lines of characters. These desktop systems --consisting of an input device, such as a wand, slotreader or motorized slot-reader, a controller, and an interface cable-- are designed for transaction processing applications that do not require variable font recognition technology, but demand extremely high accuracy. Common applications involve entering customer account numbers or data from billing documents into a computer. Caere's systems accelerate transaction processing, while reducing operator fatigue and key entry errors.

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

     In 1996, Caere introduced the Model 1200 Travel Document Reader(TM), a product designed specifically to read passports, identity cards, and other machine readable travel documents that meet certain industry standards. The Travel Document Reader employs Caere's exclusive Quadratic Neural Network(TM) OCR technology, which improves recognition accuracy by plotting dozens of properties of each character on a multidimensional map. Adding a 32-bit microprocessor and programmable Flash memory, the Travel Document Reader offers accuracy, speed, and program flexibility in a compact package.

     Caere's 1500 Series Document Processor has all the capabilities of the 800 Series, but processes documents in batches at a rate of over 3,000 per hour. It is the smallest desktop reader/sorter of its type, with many features only found on high-end machines.

     Historically, a significant portion of Caere's OCR data capture business has been the result of original equipment manufacturer (OEM) sales; that is, sales to firms that purchase Caere's OCR data capture technology and then integrate it into their own products.

  Bar Code Systems

     Bar code readers recognize documents printed with series of vertical bars and spaces that represent data. They are used in high-volume transaction processing applications, such as point-of-sale operations, where human readability of data is not necessary. Bar code systems tolerate lower-quality media than limited-font OCR systems, and are typically less expensive than OCR systems. Caere's bar code product line, introduced in 1983, includes both stand-alone decoders that can be attached externally to personal computers, and internal board-level decoders used in personal computers for cost and space savings.

     Caere bar code products cater to the higher-end of the market with feature-rich decoders and one of the industry's first five-year warranties. Caere's decoders are used in manufacturing, retail point of sale, inventory, asset tracking, and a myriad of applications where value added resellers need more functionality from bar code readers than just decoding.

     Caere's Easy-Scanner(TM) 1000 and 2000 Series bar code systems are decoder/wedges that can accommodate several input devices and connect easily to keyboard ports for simple interfacing to over 350 different types of computers and terminals. With three input ports, these decoder/wedges can accept input from a bar code wand, CCD, laser, badge reader, or magnetic stripe reader and/or serial data from portable data terminals and scales. Any data received can be filtered for acceptance, then transmitted, re-formatted, or rejected to fit the host application with over 90 built-in data editing commands. The Easy-Scanner also features multiple output ports to accommodate a variety of interfaces such as RS-232, parallel, and over 350 keyboard wedge protocols.

     The Model 1731 Integrated Laser, one of the most versatile and effective bar code scanners on the market today, combines most of Caere's interfacing and data editing features with a high-performance handheld laser scanner from PSC, Inc., a leading bar code laser manufacturer.

  M/Series II OCR Accelerator Board

     An OCR accelerator board available for Windows 3.1x and Windows 95 PC users. Supported by the M/Series Professional application software and through Caere's Professional Developer's Kit 6.1, the M/Series II OCR Accelerator Board converts images into text at throughput rates of up to 750 pages per hour or three times faster than the previous board from Caere. For even faster throughput, multiple M/Series II OCR Accelerator Boards can be run in parallel in the same PC. The M/Series II OCR Accelerator Board includes the new M/Text OCR Engine, which reduces errors by as much as 50 percent from previous releases.

  M/Series Professional OCR Server for Windows NT

     A software application that runs on a Windows NT Server and/or workstation and manages M/Series Professional scan, zone, edit and export functions from Windows 3.1x and Windows 95 clients on a network. Rapid image to text conversion
(OCR) is performed on the server, using highly accurate single or multiple M/Text OCR software engines.

  M/Series Professional Software-Windows 3.1 and Windows 95

     Available for use with the M/Series II OCR Accelerator Board, the M/Series Professional software allows users on a network to simultaneously capture documents, zone fields or templates, edit text created by the OCR process and export files to popular output file formats.

  Professional Developer's Kit 6.1

     Available as a set of DLLs, VBXs and OCXs for Microsoft Visual Basic and Microsoft Visual C/C++ developers, the Professional Developer's Kit 6.1 uses a similar API to previous Caere/Calera Developer's Kits, allowing programmers commonality in function calls from previous releases. New features supported in the 6.1 release include the ability to get character choices and recognition confidence level values. Also included with the Professional Developer's Kit 6.1 is a copy of the new M/Text OCR engine, with support for 13 different languages. The kit contains both 16-bit and 32-bit libraries.

  Visual Developer's Kit 6.1

     A subset of the Professional Developer's Kit 6.1, the Visual Developer's Kit contains the VBXs and OCXs for developers who program in the Microsoft Visual Basic environment.

     The chart below shows typical applications, features, available interfaces, and input devices for selected Caere OCR and bar code transaction processing products.

                                                                               AVAILABLE
      PRODUCTS             TYPICAL APPLICATIONS            FEATURES            INTERFACES       INPUT DEVICES
---------------------   ---------------------------   ------------------   ------------------   --------------
OCR
800 Series OCR/Bar      Point of sale                 Reads the            Apple Macintosh      Handheld wand
Code Combo, 1500        Remittance processing         following fonts:     AT&T                 Fixed slot
Series Document         Document control              OCR-A Full           Burroughs            Fixed mount
Processor               Manufacturing applications    Alphanumeric         DEC                  CCD scanner
                        Hospitals                     OCR-A Eurobanking    IBM                  Magnetic
                        Banking                       OCR-B ECMA11         IBM PC and           stripe
                        Government                    OCR-B Eurobanking    compatibles          Bar code pen
                        Office file tracking          E13B (MICR)          ITT                  Badge reader
                        Postal                        PostNET              Etc. (over 350)
                                                      Most one-
                                                      dimensional bar
                                                      code symbologies
                                                      Dual-track
                                                      magnetic stripe
                                                      Fully user
                                                      programmable
BAR CODE
1000 Series,            Manufacturing applications    Reads and            Apple Macintosh      Wand
1700 Series,            Inventory control             autodiscriminates    AT&T                 Slot
2000 Series             Work-in-process tracking      the following        DEC                  Laser scanner
                        Shop floor control            symbologies: Code    IBM                  CCD scanner
                        Warehousing                   39, Code 128,        IBM PC and           Magnetic
                        Point of sale                 Codabar,             compatibles          stripe
                        Hospital health industry      Interleaved 2 of     ITT                  Badge reader
                        Video cassette rental         5, UPC, EAN and      Memorex
                        Government                    MSI Plessey          NCR
                        Document tracking             Fully user           UNISYS
                                                      programmable         Wyse
                                                      Dual-track           Etc. (over 300)
                                                      Magnetic stripe

                            DISTRIBUTION AND SUPPORT

     Domestically, the Company markets its software products through distributors, including Ingram Micro, Merisel, Tech Data, computer superstores such as Best Buy, CompUSA, Computer City, and Egghead, mail order houses including PC Connection, MicroWarehouse, and Computer Discount Warehouse, and office superstores such as OfficeMax and Office Depot. Caere also markets its software products directly to end user customers by outsourcing telemarketing and order fulfillment services to Softbank Services Group. High-speed and integrator products are primarily sold through Law Cypress Distributing Company, which works with the Company to serve value-added resellers and systems integrators of imaging products.

     Sales of software products to Ingram Micro represented approximately 28%, 22%, and 23% of the Company's net revenues during 1996, 1995, and 1994, respectively. Sales of software products through Softbank Services Group represented approximately 15%, 9%, and 2% of the Company's net revenues during 1996, 1995, and 1994, respectively. Should either of these customers have a significant change in its quarterly buying pattern or its financial condition, the Company could experience a material adverse impact on its business and financial results. In addition, there are increasing numbers of companies competing for access to distribution channels, and distributors and retailers often carry competing products. Retailers of Caere's products typically have a limited amount of shelf space and promotional resources for which there is intense competition. There can be no assurance that distributors and retailers will continue to provide the Company's products with adequate levels of shelf space and promotional support. Failure to do so would have a material adverse effect on the Company's results of operations.

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

     Internationally, the Company's products are sold through distributors. At December 31, 1996, the Company had distributors servicing Western and Eastern Europe, Canada, Australia, New Zealand, South Korea, Mexico, and Japan. The Company's international revenues are subject to certain risks, such as export controls, import restrictions, and other governmental regulations. The Company is not currently affected adversely by such controls or regulations and is not aware of pending changes in export regulations that would adversely affect its international business or its ability to collect foreign receivables. International revenues in 1996, 1995, and 1994 were approximately $16,391,000, $15,154,000, and $18,125,000, respectively. In most cases, the Company bills its international customers in U.S. dollars; therefore, such revenues are not subject to foreign currency fluctuations. However, fluctuations in exchange rates could affect demand for the Company's products by causing their prices to be out of line with products priced in the local currency. The Company's international revenues are subject to certain risks, such as export controls, import restrictions, longer payment cycles, greater difficulties in accounts receivable collections, and the requirement of complying with a wide variety of foreign laws. Although Caere has not previously experienced any difficulties under foreign law in exporting its products to other countries, there can be no assurance that the Company will not experience such difficulties in foreign countries in the future. Any such difficulties would have a material adverse effect on the Company's international sales. The Company is not currently affected adversely by such controls or regulations and is not aware of pending changes in export regulations that would adversely affect its international business or its ability to collect foreign receivables.

     The Company's agreements with its distributors generally provide for a limited right of return, with the distributor receiving full credit for the product's purchase price, less any discounts, against a purchase order of equal or greater value. The Company monitors its returns and records provisions for estimated returns as shipments are made. During 1996, 1995, and 1994, returns represented 3.2%, 3.7%, and 4.3% of revenues, respectively. Although Caere believes that it provides adequate allowances for returns, there can be no assurance that actual returns will not exceed the Company's allowances. Any product returns in excess of recorded allowances could result in a material adverse effect on operating results of the Company.

     The Company has a domestic sales and support staff of 50 employees located throughout the United States. During 1992, the Company established a European sales office, Caere GmbH, in Munich, Germany. In December 1996, the Company acquired Recognita Rt., a Hungarian provider of OCR and forms software solutions. Domestically, information management customers who register with the Company currently receive limited hotline technical support and product information at no cost. Additional technical support services are available on a "fee for support" basis thereafter. Outside of the U.S., information management customers currently receive technical support from a variety of Caere partners on a non-fee basis. The Company warrants to end users that software disks are free from media defects for three months. OCR and bar code hardware customers receive free telephone support, including assistance with installation, programming, and trouble shooting. OCR hardware products are warranted for one year, while bar code hardware products are warranted for between one and five years. In addition, the Company provides hardware customers with spare parts and repair services. OCR and bar code hardware customers also may purchase annual service contracts under which the Company performs service work as needed for the duration of the service contract.

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

     The OmniPage, WordScan, and Recognita families of page recognition products contend with competition in two markets. First, several companies offer packaged OCR application programs through the retail distribution channel. These include Xerox Imaging Systems and several small independent software vendors. The Company faces significant price competition in the retail channel. The second competitive market for the OmniPage family of recognition products is the OEM and reseller market in which companies license OCR technology to incorporate into different application software products or "bundle" the technology with related hardware products such as scanners or fax modems. Competitors include Xerox Imaging Systems and several small independent software vendors. The Company experiences significant price competition in the OEM market and expects this to continue. In addition, the "bundled" OCR products themselves present competition to the Company's fully featured shrinkwrap product.

     PageKeeper has several direct competitors offering competing products in the growing desktop document management market. These competing products include, but are not limited to, PaperPort Deluxe by Visioneer, Paper Master by Documagix, and Pagis by Xerox Imaging Systems. With decreasing scanner prices driving affordable scanning solutions into the mainstream, Caere expects to face increasing competition in this product category from a variety of software developers in the future.

     OmniForm competes against various products in the electronic forms market. In the forms creation segment, where OmniForm's technology takes an existing paper form and converts it into an electronic version, OmniForm has no competition. In the forms design and print segment of the electronic forms market, OmniForm competes with products such as Form Tool Gold by IMSI. In the form filling and submit segment of the electronic forms market, OmniForm competes with products including JetForm and FormFlow by JetForm. And finally, in the Internet/intranet publish and submit segment of he electronic forms market, OmniForm competes only with JetForm by JetForm.

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

                              PRODUCT DEVELOPMENT

     The development and enhancement of the Company's OCR and desktop document management products have historically absorbed and are expected to continue to consume the greatest part of the Company's development effort. The Company believes that it must continue to upgrade and enhance its existing products to ensure that its products remain competitive.

     Certain products sold by the Company through its Caere Affiliate Publishing(TM) (CAP) program are developed by and remain the property of third parties. Caere maintains exclusive rights to market those products for the term of the license agreement in exchange for a royalty. Currently, OmniForm is the only Caere product being sold through the CAP program.

     During 1996, 1995, and 1994, research and product development expenses were approximately $7,069,000, $7,915,000, and $9,072,000, respectively. In addition to internal product development, the Company incorporates software produced by other companies into its products. All such incorporation or use is pursuant to licensing agreements. See also "Product Protection." There can be no assurance that the research and development expenses incurred will not exceed development budgets or that new products will achieve market acceptance and generate sales sufficient to offset development costs. There also can be no assurance that such license agreements for incorporated third party software will continue to be available to the Company on acceptable terms.

     From time to time, the Company has experienced delays in product development and "debugging" efforts, and could experience such delays in the future. Significant delays in developing, completing, or shipping new or enhanced products could materially adversely affect the Company's financial results. Furthermore, as the Company's products become more complex, development cycles become longer and more expensive. There can be no assurance that the Company will be able to respond effectively to technological changes or new product announcements by others, or that the Company's product development efforts will be successful.

                    INVESTMENT IN ZYLAB INTERNATIONAL, INC.

     In November, 1995, Caere invested $2.4 million for a 19.9% ownership stake in ZyLAB International, Inc. ("ZyLAB") with an option to purchase the remaining 81.1%. ZyLAB is a developer of full text indexing and retrieval software that simplifies the process of searching large volumes of information from a variety of sources. Due to ZyLAB's failure to achieve its business plan, Caere recorded a one-time charge of $2,616,000 to write-down its investment in ZyLAB in 1996.

                                    BACKLOG

     The majority of the Company's net revenues in a particular quarter has typically resulted from orders booked in that quarter. The Company considers backlog to be orders received and due to be filled within six months. Orders included in backlog typically may be canceled or rescheduled by customers without significant penalty. The Company's backlog at December 31, 1996, was approximately $694,000, as compared to backlog at December 31, 1995, of approximately $449,000. Backlog primarily represents orders for the Company's hardware products, which represented approximately 16% of net revenues during each of 1996 and 1995. There is typically little or no backlog for the Company's software products, as these products ship as soon as orders are received. Backlog as of any particular date should not be relied upon as indicative of the Company's net revenues for any future period.

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

     In order to protect its ownership rights in its software products, the Company licenses such products to OEMs and resellers on a non-exclusive basis with contractual restrictions on reproduction, distribution and transferability. In addition, the Company generally licenses its software in object code form only. The Company licenses its software products to end users by use of a "shrink-wrap" customer license that restricts the end user to personal use of the product. Despite these contractual restrictions, it may be possible for competitors or users to illegally copy the software or obtain information which the Company regards as proprietary.

     The Company also relies on trade secrets and proprietary know-how. The Company has been, and will continue to be, required to disclose its trade secrets and proprietary know-how to employees and consultants. Although the Company seeks to protect its trade secrets and proprietary know how by entering into confidentiality agreements with such persons, there can be no assurance that these agreements will not be breached, that the Company would have an adequate remedy for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

     Because of technological developments in the industry in which the Company markets its products, it is possible that certain of the Company's products may infringe third party proprietary rights. From time to time the Company has received, and in the future may receive, notices of claims of infringement. In response to these claims, the Company may have to obtain licenses for an allegedly infringing product or stop selling such product and be liable for damages. However, there can be no assurance that any required licenses or rights could be obtained on commercially reasonable terms.

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

                                   EMPLOYEES

     As of December 31, 1996, Caere employed 272 people. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good. The Company has utilized the services of consultants, third-party developers, and other vendors extensively in its sales, development, and manufacturing activities.

     Competition in the recruiting of personnel in the computer and data recognition industry is intense. The Company believes that its future success will depend in part on its continued ability to hire and retain qualified management, marketing, technical employees, and independent contractors. There can be no assurance that the Company will be able to attract and retain enough qualified employees. Caere does not carry any key person life insurance with respect to any of its personnel.

                                  RISK FACTORS

  Fluctuating Revenues and Operating Results

     Caere's revenues and operating results have fluctuated in the past and the Company's future revenues and operating results are likely to do so in the future, particularly on a quarterly basis.

     Caere's experience has been that a disproportionately large percentage of shipments has occurred in the third month of each fiscal quarter and that shipments tend to be concentrated in the latter half of that month. Backlog early in a quarter is not generally large enough to assure that Caere will meet its revenue target for any particular quarter. A shortfall in shipments at the end of any particular quarter may cause the results for that quarter to fall significantly short of anticipated levels.

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

  Lack of Product Revenue Diversification

     Caere derived approximately 72% of sales in 1996 and 69% of sales in 1995 from the OmniPage and WordScan line of products. Caere expects that these software products will continue to account for a majority of the Company's sales in the future. A decline in demand for these products as a result of competition, technological change or other factors would have a material adverse effect on the Company's results of operations.

  Mature Markets for Certain OCR Products

     For fiscal years ended December 31, 1996, 1995, and 1994, Caere derived approximately 14%, 23% and 15%, respectively, of its net revenues from sales of its transaction processing OCR and bar code products. The market for both of these sets of products is relatively mature and may not be subject to growth or expansion by the Company in the future. There can be no assurance that Caere's hardware-based transaction processing products will continue to be a significant source of net revenues for the Company.

  Possible Volatility of Caere Stock Price

     The market prices for Caere's Common Stock have fluctuated widely in the past. The management of Caere believes that such fluctuations may have been caused by announcements of new products, quarterly fluctuations in the results of operations, and other factors including, but not limited to, changes in conditions of the personal computer industry in general. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by Caere and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. Caere anticipates that the market price for its Common Stock may continue to be volatile. Such future stock price volatility for Caere Common Stock may provoke the initiation of securities litigation, which may divert substantial management resources and have an adverse effect on Caere and its results of operations.

  Effect of Antitakeover Provisions of Delaware Law and Caere's Charter
Documents

     Caere is a corporation organized under the laws of the state of Delaware. Certain provisions of the Delaware Law and the charter documents of Caere may have the effect of delaying, deferring or preventing changes in control or management of Caere. Caere is subject to the provisions of Section 203 of the Delaware Law, which has the effect of restricting changes in control of a company. In addition, Caere's Board of Directors is divided into three separate classes. In addition, Caere's Board has the authority to issue up to 2,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares without any further vote or action by its stockholders. Caere also has a Preferred Share Purchase Rights Plan. The antitakeover protections of Delaware Law, the Caere charter documents, and the Preferred Share Purchase Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, a majority of the outstanding stock of the Company.

ITEM 2. PROPERTIES.

     The Company's principal administrative, marketing, manufacturing, and product development facilities consist of approximately 56,000 square feet in two buildings in Los Gatos, California. The Company occupies this space under a lease agreement that expires in 2002. In addition, the Company leases office and storage space in four locations in the United States for use by its regional field sales and support staff. Caere GmbH also leases office space in Munich, Germany, for its operations, while Recognita leases office space in Budapest, Hungary. The Company believes that its existing facilities are adequate for its needs for at least the next twelve months.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Incorporated by reference to the section of the Company's 1996 Annual Report to Stockholders entitled "Quarterly Results of Operations," page 31.

ITEM 6. SELECTED FINANCIAL DATA.

     Incorporated by reference to the section of the Company's 1996 Annual Report to Stockholders entitled "Financial Highlights," on the inside front cover.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Incorporated by reference to the section of the Company's 1996 Annual Report to Stockholders entitled "Management's Discussion and Analysis," pages 12 through 17.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Incorporated by reference to the sections of the Company's 1996 Annual Report to Stockholders entitled "Financial Statements," pages 18 through 32.

     Supplementary data for the year ending December 31, 1995, is as follows:

                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                       1995, QUARTER ENDED                  YEAR
                                           -------------------------------------------      ENDED
                                           MAR 31      JUN 30      SEP 30      DEC 31      DEC 31
                                           -------     -------     -------     -------     -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.............................  $12,224     $13,172     $13,057     $13,486     $51,939
Gross margin.............................    8,530       8,976       8,680       8,669      34,855
Earnings before income taxes.............      665         811       1,075         269       2,820
Net earnings.............................      499         756         914         228       2,397
Net earnings per share...................  $   .04     $   .06     $   .07     $   .02     $   .18
Shares used in per share calculations....   13,688      13,385      13,608      13,456      13,538
Common stock price per share:
  High...................................  $ 18.13     $ 10.06     $ 12.75     $ 10.50     $ 18.13
  Low....................................     9.25        8.00        8.50        7.13        7.13

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated by reference to the sections of the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders to be held May 13, 1997, entitled "Election of Director" and "Management."

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated by reference to the sections of the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders entitled "Executive Compensation" and "Compensation of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference to the section of the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders entitled "Security Ownership of Management and Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference to the section of the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders entitled "Executive Compensation," "Compensation of Directors," "Stock Option Grants and Exercises," and "Certain Transactions."

                                    PART IV

ITEM 14. BITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) 1. INDEX TO FINANCIAL STATEMENTS

     The following documents are incorporated in Part II of this Annual Report by reference to the 1996 Annual Report to Stockholders:

                                                                       ANNUAL REPORT TO
                                                                         STOCKHOLDERS
                                                                       -----------------
        Consolidated Balance Sheets as of December 31, 1996 and
          1995.....................................................     Page 18
        Consolidated Statements of Earnings for each of the years
          in the three-year period ended December 31, 1996.........     Page 19
        Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31,
          1996.....................................................     Page 20
        Consolidated Statements of Cash Flows for each of the years
          in the three-year period ended December 31, 1996.........     Page 21
        Notes to Consolidated Financial Statements.................     Pages 22-31
        Independent Auditors' Report...............................     Page 32

     With the exception of the information expressly incorporated by reference into Items 5, 6, 7, and 8 of this Annual Report, the 1996 Annual Report to Stockholders, attached as Exhibit 13.1, is not deemed filed as part of this report.

2. FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule is filed as a part of this Annual Report and should be read in conjunction with the Financial Statements:

     Schedule II -- Valuation and Qualifying Accounts

     All other schedules are omitted because they are not required, or not applicable, or because the required information is included in the 1996 Annual Report to Stockholders, filed as Exhibit 13.1.

3. EXHIBITS

EXHIBIT
NUMBER                                         DESCRIPTION
-------     ----------------------------------------------------------------------------------
 2.1        Agreement and Plan of Reorganization dated as of October 14, 1994, between the
            Company and Calera Recognition Systems, Inc.
 3.1        Certificate of Incorporation of the Company (exhibit 3.4)(1)
 3.2  (i)   Certificate of Amendment filed with the Delaware Secretary of State October 13,
            1994(5)
 3.3  (ii)  Agreement of Merger between the Caere Acquisition Corporation and Calera
            Recognition Systems, Inc. as filed with the California Secretary of State December
            20, 1994(1) (Exhibit 3.5)(5)
 3.4        By-laws of the Company
 4.1        Reference is made to Exhibits 3.1 and 3.2
*10.1       1981 Incentive Stock Option Plan, as amended, and related form of incentive stock option agreement
*10.2       1981 Supplemental Stock Option Plan, as amended, and related form of supplemental stock option agreement
10.3        Lease Agreement for 100 Cooper Court, dated November 27, 1991 between the Company and Vasona Business Park(6)

EXHIBIT
NUMBER                                         DESCRIPTION
-------     ----------------------------------------------------------------------------------
10.4        Lease Agreement for 104 Cooper Court, dated November 27, 1991 between the Company and Vasona Business Park(6)
10.5        Form of Indemnity Agreement between the Company and its officers and directors
            (exhibit 10.12)(1)
*10.6       Employee Stock Purchase Plan
*10.7       1992 Officer Bonus Plan (exhibit 10.9)(3)
*10.8       1992 Non-Employee Directors' Stock Option Plan
10.9        Preferred Share Purchase Rights Plan (exhibit 1)(2)
*10.10      Executive Compensation and Benefits Continuation Agreement, Robert G. Teresi,
            dated December 28, 1994. (4)
11.1        Statement regarding computation of net earnings (loss) per share
13.1        1996 Annual Report to Stockholders
21.1        Subsidiaries of the Company
            Consent of KPMG Peat Marwick LLP
24.1        Power of Attorney. Reference is made to the signature page
27          Financial Data Schedule

---------------

 *  Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the corresponding or indicated exhibit to the Company's Registration Statement on Form S-1, as amended (File No. 33-30842).

(2) Incorporated by reference to the indicated exhibit in the Company's Form 8-K Current Report filed on April 18, 1991.

(3) Incorporated by reference to the corresponding or indicated exhibit to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1991.

(4) Incorporated by reference to Caere's Registration Statement on Form S-4 (File No. 33-85840).

(5) Incorporated by reference to the corresponding or indicated exhibit to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994.

(6) Incorporated by reference to the corresponding or indicated exhibit to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1995.

(B) REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAERE CORPORATION

Dated: March 25, 1997                     By:      /s/ BLANCHE M. SUTTER
                                            ------------------------------------
                                            Blanche M. Sutter
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Secretary

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert G. Teresi and Blanche M. Sutter, or either of them, his attorney in fact, each with the power of substitution, for him or her, in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys in fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                 TITLE                    DATE
---------------------------------------------  -------------------------------  ---------------

/s/ ROBERT G. TERESI                           Chairman of the Board, Chief      March 25, 1997
---------------------------------------------  Executive Officer (Principal
Robert G. Teresi                               Executive Officer)

/s/ JAMES K. DUTTON                            Director                          March 25, 1997
---------------------------------------------
James K. Dutton

/s/ ROBERT J. FRANKENBERG                      Director                          March 25, 1997
---------------------------------------------
Robert J. Frankenberg

/s/ FREDERICK W. ZUCKERMAN                     Director                          March 25, 1997
---------------------------------------------
Frederick W. Zuckerman

/s/ BLANCHE M. SUTTER                          Executive Vice President, Chief   March 25, 1997
---------------------------------------------  Financial Officer and Secretary
Blanche M. Sutter                              (Principal Financial and
                                               Accounting Officer)

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Caere Corporation:

     Under date of January 28, 1997, we reported on the consolidated balance sheets of Caere Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1996. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K as listed in the index under Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

San Jose, California
January 28, 1997

                                                                     SCHEDULE II

                               CAERE CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                               BALANCE AT    CHARGED TO    CHARGED                  BALANCE AT
                                                BEGINNING    COSTS AND     TO OTHER                   END OF
                 DESCRIPTION                    OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
---------------------------------------------  -----------   ----------   ----------   ----------   ----------
YEAR ENDED DECEMBER 31, 1994
Allowance for returns, coop advertising, and
  other customer credits.....................    $ 1,763       $2,831        $ --        $2,321       $2,273
                                                  ======       ======         ===        ======       ======
Accumulated amortization of software
  development costs..........................    $ 2,068       $  662        $ --        $   --       $2,730
                                                  ======       ======         ===        ======       ======
YEAR ENDED DECEMBER 31, 1995
Allowance for returns, coop advertising, and
  other customer credits.....................    $ 2,273       $1,828        $ --        $2,399       $1,702
                                                  ======       ======         ===        ======       ======
Accumulated amortization of software
  development costs..........................    $ 2,730       $  683        $ --        $   --       $3,413
                                                  ======       ======         ===        ======       ======
YEAR ENDED DECEMBER 31, 1996
Allowance for returns, coop advertising, and
  other customer credits.....................    $ 1,702       $1,578        $ --        $1,765       $1,515
                                                  ======       ======         ===        ======       ======
Accumulated amortization of software
  development costs..........................    $ 3,413       $  734        $ --        $   --       $4,147
                                                  ======       ======         ===        ======       ======

                               CAERE CORPORATION

                               INDEX OF EXHIBITS

EXHIBIT                                                                          SEQUENTIALLY
NUMBER                               DESCRIPTION                                NUMBERED PAGE
-------     --------------------------------------------------------------    ------------------
 2.1        Agreement and Plan of Reorganization dated as of October 14,      (4)
            1994, between the Company and Calera Recognition Systems, Inc.
 3.1        Certificate of Incorporation of the Company                       (1)(exhibit 3.4)
 3.2        Certificate of Amendment filed with the Delaware Secretary of     (5)
            State October 13, 1994
 3.3        Agreement of Merger between the Caere Acquisition Corporation     (5)
            and Calera Recognition Systems, Inc. as filed with the
            California Secretary of State December 20, 1994
 3.4        By-laws of the Company
 4.1        Reference is made to Exhibits 3.1 and 3.2
*10.1       1981 Incentive Stock Option Plan, as amended, and related form of incentive stock option agreement
*10.2       1981 Supplemental Stock Option Plan, as amended, and related form of supplemental stock option agreement
10.3        Lease Agreement for 100 Cooper Court, dated November 27, 1991     (6)
            between the Company and Vasona Business Park
10.4        Lease Agreement for 104 Cooper Court, dated November 27, 1991     (6)
            between the Company and Vasona Business Park
10.5        Form of Indemnity Agreement between the Company and its           (1)(exhibit 10.12)
            officers and directors
*10.6       Employee Stock Purchase Plan
*10.7       1992 Officer Bonus Plan                                           (3)(exhibit 10.9)
*10.8       1992 Non-Employee Directors' Stock Option Plan
10.9        Preferred Share Purchase Rights Plan                              (2)(exhibit 1)
*10.10      Executive Compensation and Benefits Continuation Agreement,       (5)
            Robert G. Teresi, dated December 28, 1994.
11.1        Statement regarding computation of net earnings (loss) per share
13.1        1996 Annual Report to Stockholders
21.1        Subsidiaries of the Company
23.1        Consent of KPMG Peat Marwick LLP
24.1        Power of Attorney. Reference is made to the signature page
27          Financial Data Schedule

---------------

 *  Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the corresponding or indicated exhibit to the Company's Registration Statement on Form S-1, as amended (File No. 33-30842).

(2) Incorporated by reference to the indicated exhibit in the Company's Form 8-K Current Report filed on April 18, 1991.

(3) Incorporated by reference to the corresponding or indicated exhibit to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1991.

(4) Incorporated by reference to Caere's Registration Statement on Form S-4 (File No. 33-85840).

(5) Incorporated by reference to the corresponding or indicated exhibit to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994.

(6) Incorporated by reference to the corresponding or indicated exhibit to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1995.