Form 10-Q
period 1996-05-12
CAERE CORP
filed 1997-05-13
CIK 854916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    March 31, 1997  or

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

                                                     Outstanding
Class                                                March 31, 1997

Common Stock
$.001 par value                                      13,246,757

                           This is page 1 of 14 pages

                                CAERE CORPORATION
                                      INDEX

                          PART I. Financial Information

ITEM 1.           Financial Statements
                                                                                      Page

                  Condensed Consolidated Balance Sheets - March 31, 1997
                      and December 31, 1996                                              3

                  Condensed Consolidated Statements of Earnings -- Three Months
                      Ended March 31, 1997 and 1996                                      4

                  Condensed Consolidated Statements of Cash Flows - Three Months
                      Ended March 31, 1997 and 1996                                      5

                  Notes to Condensed Consolidated Financial Statements                 6-7

ITEM 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                             8-12

Exhibit 11        Statement Regarding Computation of Net Earnings (Loss)
                      Per Share                                                         13


                           PART II. Other Information

ITEM 2.           Changes in Securities                                                 14

ITEM 6.           Exhibits and Reports on Form 8-K                                      14

SIGNATURES                                                                              14

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                                CAERE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)
                                                                              March 31,          December 31,
                                                                                1997                 1996

                                     ASSETS

Cash and cash equivalents                                                  $     3,146         $    11,663
Short-term investments                                                          40,858              32,627
Receivables                                                                      7,644               6,888
Inventories (Note B)                                                             2,436               2,779
Deferred income taxes                                                            2,474               2,474
Other current assets                                                             1,301                 768
                                                                           -----------           ---------
         Total current assets                                                  57,859               57,199

Property and equipment, net                                                      4,814               4,742
Other assets                                                                     1,370               1,213
                                                                           -----------         -----------

         Total assets                                                      $    64,043         $    63,154
                                                                           ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other payables                                        $     6,627         $     7,406

Preferred stock, $.001 par value:  authorized 2,000,000
  shares; none issued or outstanding                                                 -                   -
Common stock, $.001 par value:  authorized 30,000,000
  shares; issued and outstanding 13,246,757 and 12,630,584
  shares                                                                            13                  13
Additional paid-in capital                                                      59,008              55,399
Retained earnings (deficit)                                                     (1,605)                336
                                                                           ------------        -----------

         Total stockholders' equity                                             57,416              55,748
                                                                           -----------         -----------

         Total liabilities and stockholders' equity                        $    64,043         $    63,154
                                                                           ===========         ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.


                                CAERE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                 1997                1996


Net revenues                                                                 $   12,572          $   13,556

Cost of revenues                                                                  3,716               4,315
                                                                                  -----               -----

                                                                                  8,856               9,241
                                                                                  -----               -----
Operating expenses:
  Research and development                                                        2,002               1,762
  Selling, general and administrative                                             6,312               6,518
   In-process research and development                                            2,935                   -
                                                                                  -----                  --

                                                                                 11,249               8,280
                                                                                 ------               -----

  Operating earnings (loss)                                                      (2,393)                961

Interest income, net                                                                562                 648
                                                                                   ----                ----

  Earnings (loss) before income taxes                                            (1,831)              1,609

Income tax expense                                                                  110                 309
                                                                                   ----                ----

  Net earnings (loss)                                                        $   (1,941)         $    1,300
                                                                                 =======             ======

Net earnings (loss) per common and
 common equivalent share                                                     $    (.15)          $      .10
                                                                                 ======              ======

Shares used in per share calculation                                             12,682              13,459
                                                                                 ======              ======

The accompanying notes are an integral part of the condensed consolidated financial statements.


                                CAERE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                          1997            1996
Cash flows from operating activities:
  Net earnings (loss)                                                               $   (1,941)    $    1,300
  Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
    Depreciation and amortization                                                          787            636
    In-process research and development                                                  2,935              -
    Merger related costs                                                                     -           (507)
    Amortization of capitalized software development costs                                 117            162
    Changes in operating assets and liabilities:
         Receivables, net                                                                 (756)          (198)
         Income tax receivable                                                              --          1,109
         Inventories                                                                       343            126
         Other current assets                                                             (533)           (56)
         Accrued expenses and other payables                                              (779)          (760)
                                                                                    -----------    -----------
         Net cash provided by operating activities                                         173          1,812
                                                                                    ----------     ----------
Cash flows from investing activities:
    Short-term investments, net                                                         (8,231)        (8,509)
    Capital expenditures                                                                  (738)          (325)
    Capitalized software development costs                                                (408)          (165)
    Other assets                                                                           183             37
                                                                                    ----------     ----------
         Net cash used for investing activities                                         (9,194)        (8,962)
                                                                                    -----------    -----------
Cash flows from financing activities:
  Proceeds from issuances of common stock                                                  504            214
                                                                                    ----------     ----------
Net change in cash and cash equivalents                                                 (8,517)        (6,936)

Cash and cash equivalents at beginning of period                                        11,663         10,664
                                                                                    ----------     ----------
Cash and cash equivalents at end of period                                          $    3,146     $    3,728
                                                                                    ==========     ==========
Supplemental disclosures:
  Cash paid for income taxes                                                        $      709     $       29
                                                                                    ==========     ==========
  Common stock issued for business acquisition                                      $    3,105     $        -
                                                                                    ==========     ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                CAERE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A)       Basis of Presentation

         The accompanying unaudited condensed consolidated balance sheets, statements of earnings, and statements of cash flows reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present the financial position of the Company as of March 31, 1997, and its results of operations and cash flows for the periods indicated.

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company filed audited financial statements with the Securities and Exchange Commission which included all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations and cash flows for the years ended December 31, 1996, 1995 and 1994, in its report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K"). These condensed financial statements should be read in conjunction with the financial statements contained in the Company's Form 10-K. The results of operations for the interim period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

B)       Inventories                                                 March 31, 1997             December 31, 1996
         -----------                                                 --------------             -----------------
                                                                                  (In thousands)
          A summary of inventories follows:

               Raw materials                                            $    1,266                $  1,540
               Work in process                                                 429                     348
               Finished goods                                                  741                     891
                                                                        ----------    -           --------
                                                                        $    2,436                $  2,779
                                                                        ==========                ========


C)       Net Earnings (Loss) Per Share

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

D)       Business Acquisition

         On March 31, 1997, the Company acquired Formonix, Inc. ("Formonix"), a software developer located in Colorado. The total value of the acquisition was approximately $3,188,000. The Company issued 550,000 shares of common stock in exchange for all of the capital stock of Formonix. Using the closing price of the Company's stock on the closing date of the acquisition, the valuation of the shares issued was approximately $3,105,000. Acquisition costs associated with the transaction totaled approximately $83,000 and consisted mainly of professional fees. The business combination was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements of the Company will not include Formonix until after the date of acquisition.

         Acquired technology was valued using a risk-adjusted cash flow model, under which future expected cash flows were discounted taking into account risks related to existing markets, the technology's life expectancy, future target markets and potential changes thereto, and the competitive outlook for the technology. The analysis resulted in an allocation of approximately $253,000 to capitalized software development costs and the balance of approximately $2,935,000 to in-process technology which had not yet reached technological feasibility and had no alternative future use, and accordingly, was charged to expense.

         The following summarized, pro forma results of operations assume the acquisition took place at the beginning of the respective periods and excludes the $2,935,000 charge for acquired in-process technology.

Quarter ended March 31, In thousands, except per share amounts                   1997             1996
--------------------------------------------------------------                   ----             ----

Net revenues                                                                    $12,572         $13,556
Net earnings (loss)                                                             $(2,084)        $ 1,361
Earnings (loss) per share                                                       $  (.16)        $   .10

                                     Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company notes that, except for the historical information contained herein, the matters discussed below contain forward-looking statements subject to risks and uncertainties that may cause the Company's actual results to differ materially. Such risks and uncertainties include, but are not limited to, various important competitive and technological factors such as pricing pressures; success of the "bundle and upgrade" business model, including the maintenance of the Company's relationships with scanner manufacturers, as well as customers opting to upgrade to newer or more fully featured products; changes in customer order patterns, the maintenance of relationships with retail distributors and dealers; manufacturing considerations, including the maintenance of margins in a declining-price environment as well as risk of inventory obsolescence due to shifts in market demand and new product introductions; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission, including, but not limited to, the report on Form 10-K for the year ended December 31, 1996 (Business, Certain Trends, and Risk Factors sections).

Results of Operations

         The following chart summarizes net revenues, cost of revenues, and gross margins for the Company's products categorized between hardware and software. Software products consist of the OmniPage, WordScan, OmniForm, PageKeeper, and Recognita lines of products. Hardware products consist of transaction processing optical character recognition ("OCR") and bar code products, and the M/Series line of production OCR products.

Business Line Analysis


Three Months Ending:                   March 31, 1997                                March 31, 1996
                          Software        Hardware                       Software       Hardware
                          Products        Products        Combined       Products       Products        Combined
Net revenues              $10,865          $1,707         $12,572        $11,415          $2,141          $13,556
Cost of revenues            2,777             939           3,716          3,422             893            4,315
                            -----             ---           -----          -----             ---            -----
                           $8,088            $768          $8,856         $7,993          $1,248           $9,241
Gross margin %              74.4%           45.0%           70.4%          70.0%           58.3%            68.2%

         Net revenues for software products decreased 5% during the first quarter of 1997 to $10,865,000 from $11,415,000 in 1996, due primarily to decreased bundled revenues from the Company's scanner manufacturer partners. Beginning in the fourth quarter of 1996, the Company began to change the bundling arrangement with certain of its partners. Prior to the fourth quarter of 1996, the Company sold such bundled product to partners at prices approximating cost. Since the fourth quarter of 1996, certain partners have agreed to manufacture their product requirements on a much reduced royalty basis. The effect of this change to the Company was to reduce net revenues associated with such bundled product along with reducing the cost of revenue by a similar amount, creating a favorable impact on overall gross margins. On a year-to-year basis, net revenues from such bundling arrangements were down approximately $600,000 in the first quarter of 1997, compared with the same period of 1996. The objective of the Company's "bundle and upgrade" strategy is to increase unit sales of bundled product, which, in turn, is expected to stimulate unit sales of upgrade products. As more customers acquire bundled products with their scanners and qualify to purchase fully featured OCR products at upgrade prices, unit shipments of fully priced, non-upgrade products are expected to decline.

         Net revenues for hardware products decreased 20% to $1,707,000 in the first quarter of 1997, compared to $2,141,000 during the same period in 1996. Approximately one-half of this decrease was attributable to lower unit sales of transaction processing OCR and bar code products. This fluctuation in revenues is typical of quarterly shipment patterns in this line of the Company's business. The balance of the decrease in hardware revenues is associated with a transition of the M/Series line of production-level OCR products to "software-only" solutions as the computing power available on today's personal computers continues to increase.

         International sales increased 16% to $4,939,000, or 39% of net revenues, during the first quarter of 1997, compared to $4,260,000, or 31% of net revenues, in the same period of 1996. The primary reason for this increase was the operation of the Company's Hungarian subsidiary, Recognita Rt.
("Recognita"), acquired in December 1996. Also, to a lesser extent, the availability of new foreign versions of certain software products contributed to the increase in international sales as the "bundle and upgrade" strategy continued to develop overseas.

Gross Margins

         Gross margins for software products improved from 70.0% in the first quarter of 1996 to 74.4% in the first quarter of 1996, primarily due to the shift of the manufacturing of the bundled product to our scanner manufacturer partners as described above.

         Gross margins for hardware products decreased to 45.0% in the first quarter of 1997 from 58.3% in the same period of 1996, due primarily to lower unit sales and revenues of both transaction processing OCR and bar code products, as well as M/Series products, which typically carry higher gross margins than other hardware products. Also contributing to the reduced margin on hardware products was the fixed nature of a majority of the Company's hardware manufacturing overhead. As hardware product revenues decline, the level of manufacturing overhead does not necessarily decline in the same proportion.

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

Operating Expenses

         Research and development (R&D) expenses increased 14% to $2,002,000 in the first quarter of 1997 from $1,762,000 during the same period of 1996. The increase in spending from 1996 to 1997 was primarily the result of development expenses of the Company's Hungarian subsidiary, Recognita, which was acquired in the fourth quarter of 1996. To a lesser extent, the increase in R&D expenses was also attributable to increased staffing associated with the Company's ongoing software development projects. As a percentage of revenue, R&D expense increased to 16% of revenue in the first quarter of 1997 from 13% during the same period in 1996. This increase is attributable to higher R&D expense and lower net revenues between the comparable periods.

         The Company is committed to providing continuing enhancements to current products as well as developing new technologies for the future. This commitment will result in the Company's continuing to invest heavily in R&D during 1997. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalized $155,000 of software development costs during the first quarter of 1997, compared to $165,000 in the same period of 1996. In addition to this capitalization of internal R&D expenses, in connection with the Company's acquisition of Formonix, Inc. ("Formonix") in March 1997, the Company capitalized approximately $253,000 of the acquisition cost during the first quarter of 1997. The costs capitalized related to the portion of the Formonix acquisition valuation which was allocated to existing products acquired. Amortization of capitalized software development costs was $117,000 in the first quarter of 1997, versus $162,000 for the comparable period in 1996.

         Selling, general and administrative (S,G&A) expenses decreased 3% in the first quarter of 1997 to $6,312,000 from $6,518,000 during the same period of 1996. The decrease in S,G&A spending was primarily a result of the streamlining of management and promotional costs between the OmniPage and OmniForm product line marketing areas. As a percentage of revenue, S,G&A expense increased to 50% of revenue in the first quarter of 1997, from 48% during the same period in 1996. This increase is primarily attributable to lower net revenues between the comparable periods. The Company expects that S,G&A expense may increase in dollar terms in 1997 as efforts to expand sales and marketing activities continue in the OCR, forms, and desktop document management areas.

         During the first quarter of 1997, a $2,935,000 one-time charge for in-process research and development was taken related to the Company's acquisition of Formonix in March 1997. This charge related to the portion of the Formonix acquisition valuation represented by the present value of the estimated cash flow expected to be generated by Formonix-related technology, which, at the acquisition date, had not yet reached the point of technological feasibility and did not have an alternative future use.

Interest Income

         Interest income decreased 13% in the first quarter of 1997 to $562,000 from $648,000 during the same period of 1996. The decrease in interest income is attributable to a reduction in total cash and short-term investment balances between the comparable periods. The Company's one million share repurchase during the third quarter of 1996 and its acquisition of Recognita in December 1996 were the primary reasons for the decline in total cash and short-term investment balances since the first quarter of 1996.

Income Taxes

         The Company's effective income tax rate in 1997 is expected to be 10-20%, which is less than statutory rates, primarily due to the use of the Company's foreign sales corporation and increased utilization of net operating loss carryforwards acquired in its 1994 acquisition of Calera Recognition Systems, Inc. ("Calera"). In the first quarter of 1996, the effective income tax rate was 20%, due primarily to the use of the Company's foreign sales corporation and to the expected utilization of the Calera net operating loss carryforwards in the 1996 fiscal year.

Net Earnings and Earnings Per Share

         Net loss for the first quarter of 1997 was $1,941,000, compared to net earnings of $1,300,000 during the same period in 1996. Net loss per share was $.15 in the first quarter of 1997, versus earnings per share of $.10 in the comparable period of 1996. The reason for the loss in the first quarter of 1997 was the $2,935,000 one-time in-process research and development charge related to the Formonix acquisition recorded during the quarter. Excluding this one-time charge, net earnings for the first quarter of 1997 would have been $994,000, or $.08 per share, using primary dilutive shares outstanding of 12,931,000 under the treasury stock method.

Certain Trends

         The Company's future operating results may be affected by various uncertain trends and factors which are beyond the Company's control. These include but are not limited to adverse changes in general economic conditions, rising costs, or the occasional unavailability of needed components. The industry is characterized by rapid changes in the technologies affecting optical character recognition, forms technology, and document management technology. The industry has also become increasingly competitive, and, accordingly, the Company's results may also be adversely affected by the actions of existing or future competitors, including the development of new technologies, the introduction of new products, and the reduction of prices by such competitors to gain or retain market share.

         Bundled products incorporating OmniPage and WordScan began shipping in significant quantities in the fourth quarter of 1994. Because of the lower per-unit revenue to the Company that results from the combined sale of a bundled product plus an upgrade, compared to the retail sale of a fully featured version of the software, the success of the "bundle and upgrade" program relies on increasing unit sales of upgrades for its success. There can be no assurance that Caere's transition to the "bundle and upgrade" business model will be successful and provide sufficient increase in unit volume in the future to offset reduced per-unit revenue. In addition, customers using the bundled product may defer or forego purchase of the Company's more fully featured versions of OmniPage and WordScan products if they find that the bundled products satisfy their recognition needs.

         A significant portion of the Company's net revenues is attributable to sales through the distribution channel. The Company's future operating results are dependent to a certain extent on its ability to maintain its existing relationships with such distributors.

         The Company's future earnings and stock price could be subject to significant volatility, particularly on a quarterly basis. The Company's revenues and earnings are unpredictable until the end of each quarter due to the Company's shipment patterns. As is common in the software industry, the Company's experience has been that a disproportionately large percentage of shipments has occurred in the third month of each fiscal quarter, and shipments tend to be concentrated in the latter half of that month. Because the Company's backlog early in a quarter is not generally large enough to assure that it will meet its revenue targets for any particular quarter, quarterly results are difficult to predict until the end of the quarter. A shortfall in shipments at the end of any particular quarter may cause the results for that quarter to fall significantly short of anticipated levels. Due to analysts' expectations of continued growth, any such shortfall in earnings could have a very significant adverse effect on the trading price of the Company's common stock in any given period.

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

Liquidity and Capital Resources

         Caere's financial position remains strong at March 31, 1997. Working capital increased 3% to $51,232,000 from $49,793,000 at December 31, 1996. The Company has no long-term debt. The Company's cash and short-term investments totaled $44,004,000 at March 31, 1997. The Company believes that current cash balances and internally generated funds will be sufficient to meet its cash requirements through 1997.

         Caere generated cash from operating activities of $173,000 during the three months ended March 31, 1997. Uses of cash included $8,231,000 to purchase additional short-term investments, in addition to $738,000 for modest investments in capital equipment. During the first quarter of 1996, the Company generated cash from operating activities of $1,812,000. Uses of cash during that period included $8,509,000 to purchase short-term investments and $325,000 of expenditures for capital equipment.

         The Company offers credit terms to qualifying customers and also sells on a prepaid, credit card and cash-on-delivery basis. With respect to credit sales, the Company attempts to control its bad debt exposure through monitoring of customers' creditworthiness and, where practicable, through participation in credit associations that provide credit rating information about its customers. The Company has also purchased credit insurance for certain key accounts to reduce the potential for catastrophic losses.

                                                                      EXHIBIT 11

                                CAERE CORPORATION

                         STATEMENT REGARDING COMPUTATION
                        OF NET EARNINGS (LOSS) PER SHARE
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                      1997                    1996

Net earnings (loss)                                                            $  (1,941,000)          $  1,300,000
                                                                                =============           =============

Weighted average shares outstanding during the period                             12,681,795             13,349,703

Common equivalent shares using the treasury
    stock method                                                                          --                109,373
                                                                              --------------            -----------

Common and common equivalent shares outstanding
    for purposes of calculating net earnings per share                            12,681,795             13,459,076
                                                                             ===============        ===============

Net earnings (loss) per common and common
    equivalent share                                                           $       (.15)        $           .10
                                                                              ==============         ==============


                           PART II. OTHER INFORMATION


                                     Item 2

Changes in Securities

         On March 31, 1997, the Company issued 550,000 shares of its Common Stock in connection with the acquisition of Formonix, Inc., a privately held Colorado corporation, in exchange for all of the outstanding shares of Common Stock of Formonix, Inc. The 550,000 shares of the Company's Common Stock were issued to the two shareholders of Formonix, Inc. without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on
Section 4(2) under the Securities Act.


                                     Item 6

Exhibits and Reports on Form 8-K

(a)      Exhibits
                  Exhibit 11 - Statement Regarding Computation of Net Earnings
(Loss) Per Share - page 13.
                  Exhibit 27 - Financial Data Schedule

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

Date:  May 12, 1997

                                    /S/  Blanche M. Sutter
                                    Blanche M. Sutter, Executive Vice President
                                    and Chief Financial Officer

                                    (Principal Financial and Accounting Officer and Duly Authorized Officer)