Form 10-Q
period 1997-08-08
CAERE CORP
filed 1997-08-14
CIK 854916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    June 30, 1997 or

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

                                                   Outstanding
           Class                                   June 30, 1997

           Common Stock
           $.001 par value                          13,281,952

                           This is page 1 of 16 pages


                                CAERE CORPORATION
                                      INDEX

                          PART I. Financial Information

                                                                                                         Page
ITEM 1.           Financial Statements

                  Condensed Consolidated Balance Sheets - June 30, 1997
                      and December 31, 1996                                                                 3

                  Condensed Consolidated Statements of Earnings -- Three Months
                      and Six Months Ended June 30, 1997 and 1996                                           4

                  Condensed Consolidated Statements of Cash Flows - Six Months
                      Ended June 30, 1997 and 1996                                                          5

                  Notes to Condensed Consolidated Financial Statements                                    6-7

ITEM 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                8-13



                           PART II. Other Information


ITEM 4.           Submission of Matters to a Vote of Security Holders                                      14

ITEM 6.           Exhibits and Reports on Form 8-K                                                         15



SIGNATURES                                                                                                 15


                          PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                                CAERE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                               June 30,        December 31,
                                                                                   1997             1996

                                     ASSETS

Cash and cash equivalents                                                  $     6,021         $    11,663
Short-term investments                                                          39,090              32,627
Receivables                                                                      6,924               6,888
Inventories                                                                      2,365               2,779
Deferred income taxes                                                            2,474               2,474
Other current assets                                                             1,071                 768
                                                                                ------              ------
         Total current assets                                                   57,945              57,199

Property and equipment, net                                                      4,640               4,742
Other assets                                                                     1,369               1,213
                                                                                ------              ------

         Total assets                                                      $    63,954         $    63,154
                                                                             =========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other payables                                        $     5,329         $     7,406

Preferred stock, $.001 par value:  authorized 2,000,000
  shares; none issued or outstanding                                                 -                   -
Common stock, $.001 par value:  authorized 30,000,000
  shares; issued and outstanding 13,281,952 and 12,630,584
  shares                                                                            13                  13
Additional paid-in capital                                                      59,205              55,399
Retained earnings (accumulated deficit)                                           (593)                336
                                                                                ------              ------
         Total stockholders' equity                                             58,625              55,748
                                                                                ------              ------

         Total liabilities and stockholders' equity                        $    63,954          $   63,154
                                                                                ======              ======

The accompanying notes are an integral part of the condensed consolidated financial statements.


                                CAERE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                     Three Months Ended                      Six Months Ended
                                                                June 30,                              June 30,
                                                        1997              1996                1997                1996
                                                        ----              ----                ------------------------


Net revenues                                       $     12,751     $     13,989      $     25,323       $    27,545

Cost of revenues                                          3,353            4,457             7,069             8,772
                                                         ------           ------            ------            ------

                                                          9,398            9,532            18,254            18,773
                                                         ------           ------            ------            ------

Operating expenses:
  Research and development                                2,204            1,858             4,206             3,620
  Selling, general and administrative                     6,683            6,575            12,995            13,003
  Merger related costs                                        -                -             2,935                90
                                                         ------           ------            ------            ------

                                                          8,887            8,433            20,136            16,713
                                                         ------           ------            ------            ------

  Operating earnings (loss)                                 511            1,099            (1,882)            2,060

Interest income                                             613              745             1,175             1,393
                                                         ------           ------            ------            ------

  Earnings (loss) before income taxes                     1,124            1,844              (707)            3,453

Income tax expense                                          112              369               222               678
                                                         ------           ------            ------            ------

  Net earnings (loss)                              $      1,012     $      1,475      $       (929)      $     2,775
                                                         ======           ======            ======            ======

Net earnings (loss) per common and
 common equivalent share                           $       0.08     $       0.11      $      (0.07)       $     0.20
                                                         ======           ======            ======            ======

Shares used in per share calculation                     13,320           13,820            12,983            13,658
                                                         ======           ======            ======            ======



The accompanying notes are an integral part of the condensed consolidated financial statements.


                                CAERE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                                            Six Months Ended
                                                                                                  June 30,

                                                                                            1997             1996

Cash flows from operating activities:
  Net earnings (loss)                                                             $         (929)    $       2,775
  Adjustments to reconcile net earnings (loss) to net cash
  provided by (used for) operating activities:
    Depreciation and amortization                                                          1,488             1,244
    In-process research and development                                                    2,935                 -
    Merger related costs                                                                       -              (860)
    Amortization of capitalized software development costs                                   243               294
    Changes in operating assets and liabilities:
       Receivables, net                                                                      (36)             (837)
       Income tax receivable                                                                   -             1,109
       Inventories                                                                           414                 2
       Other current assets                                                                 (303)             (175)
       Accrued expenses and other payables                                                (2,077)             (164)
                                                                                          ------            ------
           Net cash provided by operating activities                                       1,735             3,388
                                                                                          ------            ------
Cash flows from investing activities:
    Short-term investments, net                                                           (6,463)           (9,832)
    Capital expenditures                                                                  (1,184)             (743)
    Capitalized software development costs                                                  (558)             (297)
    Other assets                                                                             127                70
                                                                                          ------            ------
           Net cash used for investing activities                                         (8,078)          (10,802)
                                                                                          ------            ------
Cash flows from financing activities -
     proceeds from issuances of common stock                                                 701             1,452
                                                                                          ------            ------
Net change in cash and cash equivalents                                                   (5,642)           (5,962)
Cash and cash equivalents, beginning of period                                            11,663            10,664
                                                                                          ------            ------
Cash and cash equivalents, end of period                                          $        6,021      $      4,702
                                                                                          ======            ======
Supplemental disclosures:
  Cash paid for income taxes                                                      $          991      $         46
                                                                                          ======            ======
  Common stock issued for business acquisition                                    $        3,105      $          -
                                                                                          ======            ======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                CAERE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A)       Basis of Presentation

         The accompanying unaudited condensed consolidated balance sheets, statements of earnings and statements of cash flows reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Company as of June 30, 1997, and the results of operations and cash flows for the periods indicated.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore certain information and footnote disclosure normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company filed audited financial statements with the Securities and Exchange Commission which included all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations and cash flows for the years ended December 31, 1996, 1995 and 1994, in its report on Form 10-K for the year ended December 31, 1996 ("the Form 10-K"). These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Form 10-K dated March 25, 1997. The results of operations for the interim periods ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

B)        Inventories                                                June 30, 1997             December 31, 1996
         ------------                                                -------------             -----------------
                                                                                 (In thousands)
           A summary of inventories follows:

               Raw materials                                      $      1,483             $       1,540
               Work in process                                             204                       348
               Finished goods                                              678                       891
                                                                     ---------                 ---------
                                                                  $      2,365             $       2,779
                                                                     === =====                 =========


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

D.       Business Acquisition

         On March 31, 1997, the Company acquired Formonix, Inc. ("Formonix"), a software developer located in Colorado. The total value of the acquisition was approximately $3,188,000. The Company issued 550,000 shares of common stock in exchange for all of the capital stock of Formonix. Using the closing price of the Company's stock on the closing date of acquisition, the valuation of the shares issued was approximately $3,105,000. Acquisition costs associated with the transaction totaled approximately $83,000 and consisted mainly of professional fees. The business combination was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements of the Company do not include Formonix until after the date of acquisition.

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

         The following summarized, pro forma results of operations assumes the acquisition took place at the beginning of the respective periods and excludes the $2,935,000 charge for acquired in-process technology.

Six months ended June 30, in thousands, except per share amounts                 1997             1996
                                                                                 ----             ----

Net revenues                                                                    $25,323         $27,545
Net earnings                                                                    $ 1,863         $ 2,853
Earnings per share                                                              $   .14         $   .20

                                     Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company notes that, except for the historical information contained herein, the matters discussed below are forward-looking statements subject to risks and uncertainties that may cause the Company's actual results to differ materially. Such risks and uncertainties include, but are not limited to, various important competitive and technological factors such as rival customer and pricing pressures; success of the "bundle and upgrade" business model to include the Company's maintaining its relationships with scanner manufacturers as well as customers opting to upgrade to newer or more fully featured products; changes in customer order patterns, including the maintenance of relationships with retail distributors and dealers; manufacturing considerations, including the maintenance of margins in a declining-price environment as well as risk of inventory obsolescence due to shifts in market demand and new product introductions; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission, including, but not limited to, the report on Form 10-K for the year ended December 31, 1996 (Certain Trends and Risk Factors sections).

Results of Operations

     The following chart summarizes net revenues, cost of revenues, and gross margins for the Company's products categorized between hardware and software. Software products consist of the OmniPage, WordScan, OmniForm, PageKeeper, and Recognita lines of products. Hardware products consist of transaction processing OCR and bar code products, and the M/Series line of production OCR products


Business Line Analysis

                          ------------- --------------- --------------- -------------- --------------- ---------------
Three Months Ending:                    June 30, 1997                                  June 30, 1996
                          Software      Hardware                        Software       Hardware
                          Products      Products        Combined        Products       Products        Combined
Net revenues                $11,351         $1,400         $12,751         $11,462          $2,527        $13,989
Cost of revenues              2,485            868           3,353           3,376           1,081          4,457
                             $8,866           $532          $9,398          $8,086          $1,446         $9,532
Gross margin %                 78.1%          38.0%           73.7%           70.5%           57.2%          68.1%
                          ------------- --------------- --------------- -------------- --------------- ---------------

                          ------------- --------------- --------------- -------------- --------------- ---------------
Six Months Ending:                      June 30, 1997                                  June 30, 1996
                          Software      Hardware                        Software       Hardware
                          Products      Products        Combined        Products       Products        Combined
Net revenues                $22,216         $3,107         $25,323         $22,877          $4,668        $27,545
Cost of revenues              5,262          1,807           7,069           6,798           1,974          8,772
                            $16,954         $1,300         $18,254         $16,079          $2,694        $18,773
Gross margin %                 76.3%          41.8%           72.1%           70.3%          57.7%           68.2%
                          ------------- --------------- --------------- -------------- --------------- ---------------

     Net revenues for software products decreased 1% during the second quarter of 1997 to $11,351,000 from $11,462,000 in the second quarter of 1996, due primarily to a decrease in upgrade revenues of OmniPage Professional and WordScan products. The primary reason for the decrease in upgrade unit sales was the deferral of direct mail programs into the third quarter of 1997 when the Company expects a new version of OmniPage Pro to begin shipping. This decrease in software upgrade revenue was offset by a significant one-time payment of royalties during the quarter, as well as an increase in revenues from sales of OmniForm products. The one-time royalty payment was received as a result of the fact that certain agreed upon changes in one of the Company's bundling programs could not be implemented as quickly as the Company desired. For the six months ended June 30, 1997, net revenues for software products decreased 3% to $22,216,000 from $22,877,000 during the same period of 1996, due primarily to the same reasons.

     Net revenues for hardware products decreased 45% to $1,400,000 in the second quarter of 1997 compared to $2,527,000 during the same period in 1996. This decrease was primarily attributable to lower unit sales of transaction processing OCR products between the two periods. Hardware product revenues in the second quarter of 1996 included a large, one-time order for transaction processing OCR products which exceeded $1 million. This fluctuation in revenues is typical of quarterly shipment patterns in this line of the Company's business. The balance of the decrease in hardware revenues is associated with a transition of the M/Series line of production-level OCR products to "software-only" solutions, as the computing power available on today's personal computers continues to increase. For the six months ended June 30, 1997, net revenues for hardware products decreased 33% to $3,107,000 from $4,668,000 during the same period of 1996, due primarily to the same factors.

     International sales increased 10% to $3,744,000, or 29% of net revenues, during the second quarter of 1997, compared to $3,408,000, or 24% of net revenues, in the same period of 1996. The primary reason for this increase was the operation of the Company's Hungarian subsidiary, Recognita Rt. ("Recognita"), acquired in December 1996. Also, to a lesser extent, the availability of new foreign versions of certain software products contributed to the increase in international sales as the "bundle and upgrade" strategy continued to develop overseas. For the six months ended June 30, 1997, international sales increased 13% to $8,683,000, or 34% of net revenues, compared to $7,668,000, or 28% of net revenues, during the comparable period of 1996. This increase is primarily attributable to the same factors.
Gross Margins

     Gross margins for software products improved from 70.5% in the second quarter of 1996 to 78.1% in the second quarter of 1997, primarily due to the shift of the manufacturing of bundled product to the Company's scanner manufacturer partners. Beginning in the fourth quarter of 1996, the Company began to change the bundling arrangement with certain of its partners. Prior to the fourth quarter of 1996, the Company sold such bundled product to partners at prices approximating cost. Since the fourth quarter of 1996, certain partners have agreed to manufacture their product requirements on a much reduced royalty basis. The effect of this change upon the Company's financial statements has been to reduce net revenues and cost of revenues previously associated with such bundled product by a similar amount, creating an improvement in overall gross margins. The one-time royalty payment recorded in the second quarter of 1997 also contributed to the increase in gross margins for software products. For the six months ended June 30, 1997, gross margins for software products improved to 76.3% from 70.3% in the first half of 1996. This improvements is primarily due to the same factors.

     Gross margins for hardware products decreased to 38.0% in the second quarter of 1997 from 57.2% in the same period of 1996, due to lower unit sales and revenues of both transaction processing OCR and bar code products, as well as M/Series products. M/Series products typically carry higher gross margins than other hardware products. Also contributing to the reduced margin on hardware products was the fixed nature of a majority of the Company's hardware manufacturing overhead. As hardware product revenues decline, the level of manufacturing overhead does not decline in the same proportion. For the six months ended June 30, 1997, gross margins for hardware products decreased to 41.8% from 57.7% in the first half of 1996 due primarily to the same factors.

     The primary factor affecting gross margins in the future is likely to be shifts in product mix between fully priced, non-upgrade software, bundled software, upgrade products, and royalty revenues as well as overall shifts in product mix between software and hardware products. The microcomputer software market has been subject to rapid changes, including significant price competition, which can be expected to continue. Future technology or market changes may cause certain products to become obsolete rapidly, necessitating increased inventory write-offs or reserves and a corresponding decrease in gross margins.

Operating Expenses

     Research and development (R&D) expenses increased 19% to $2,204,000 in the second quarter of 1997 from $1,859,000 during the same period of 1996. The increase in spending from 1996 to 1997 was primarily the result of development expenses of the Company's recently acquired subsidiaries, Recognita in Hungary, which was acquired in December 1996, and Formonix, Inc. ("Formonix") in Colorado, which was acquired in March 1997. To a lesser extent, the increase in R&D expenses was also attributable to increased staffing associated with the Company's ongoing software development projects. As a percentage of revenue, R&D expense increased to 17% of revenue in the second quarter of 1997 from 13% during the same period in 1996. This increase is attributable to higher R&D expense and lower net revenues between the comparable periods. For the six months ended June 30, 1997, R&D expenses increased 16% to $4,206,000, or 17% of net revenues, from $3,621,000, or 13% of net revenues, during the first half of 1996. This increase in spending was primarily the result of the same factors.

     The Company is committed to providing continuing enhancements to current products as well as developing new technologies for the future. This commitment will result in the Company's continuing to invest heavily in R&D during 1997. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalized $150,000 of software development costs during the second quarter of 1997, compared to $132,000 in the same period of 1996. For the six months ended June 30, 1997, capitalized software development costs totaled $305,000, compared to $297,000 during the first half of 1996. In addition to this capitalization of internal R&D expenses, in connection with the Company's acquisition of Formonix, the Company capitalized approximately $253,000 of the acquisition cost during the first quarter of 1997. The costs capitalized related to the portion of the Formonix acquisition valuation which was allocated to existing products acquired. Amortization of capitalized software development costs was $126,000 in the second quarter of 1997, versus $132,000 for the comparable period in 1996. On a year-to-date basis, amortization of capitalized software development costs totaled $243,000 in the first half of 1997, versus $294,000 during the comparable period in 1996.

     Selling, general and administrative (S,G&A) expenses increased 2% in the second quarter of 1997 to $6,683,000 from $6,574,000 during the same period of 1996. The increase in S,G&A spending was primarily related to increased service and support expenses related to the Company's growing customer base resulting from the high volume business being generated by the "bundle and upgrade" model. To a lesser extent, the increase in S,G&A expenses was attributable to sales and service costs of Recognita during 1997. As a percentage of net revenues, S,G&A expense increased to 52% in the second quarter of 1997 from 47% during the same period in 1996. This increase is attributable to higher S,G&A expense and lower net revenues during the comparable periods. For the six months ended June 30, 1997, S,G&A spending remained consistent at $12,995,000 compared to $13,002,000 in the first half of 1996. This consistency resulted from increased service and support costs being offset by savings related to the streamlining of management and promotional costs between the OmniPage and OmniForm product line marketing areas. As a percentage of revenue on a year-to-date basis, S,G&A expense increased to 51% of revenue in the first half of 1997 from 47% during the same period in 1996. This increase is attributable to lower net revenues during the comparable periods. The Company expects that S,G&A expense may increase in dollar terms in 1997, as efforts to expand sales and marketing activities continue in the OCR, forms, and desktop document management areas.

     During the first quarter of 1997, a $2,935,000 one-time charge for in-process research and development was taken related to the Company's acquisition of Formonix in March 1997. This charge related to the portion of the Formonix acquisition valuation represented by the present value of estimated cash flows expected to be generated by Formonix-related technology which, at the acquisition date, had not yet reached the point of technological feasibility and did not have an alternative future use.

Interest Income

     Interest income decreased 18% in the second quarter of 1997 to $613,000 from $745,000 during the same period of 1996. For the six months ended June 30, 1997, interest income decreased 16% to $1,175,000 from $1,393,000 during the first half of 1996. The decrease in interest income is attributable to a reduction in total cash and short-term investment balances between the comparable periods. The Company's one million share repurchase during the third quarter of 1996, its acquisition of Recognita in December 1996, and its acquisition of Formonix in March 1997 were the primary reasons for the decline in total cash and short-term investment balances since the second quarter of 1996.

Income Taxes

     The Company's effective income tax rate in 1997 is expected to be between 10% and 20%, which is less than statutory rates primarily due to the use of its foreign sales corporation and increased utilization of net operating loss carryforwards acquired in its 1994 merger with Calera Recognition Systems, Inc. ("Calera"). In the first half of 1996, the effective income tax rate was 20%, due primarily to the use of the Company's foreign sales corporation and to expected utilization of the Calera net operating loss carryforwards for the 1996 fiscal year.

Net Earnings and Earnings Per Share

     Net earnings for the second quarter of 1997 were $1,012,000, compared to $1,475,000 during the same period in 1996. Earnings per share were $.08 in the second quarter of 1997, versus $.11 in the comparable period of 1996. For the six months ended June 30, 1997, the net loss was $929,000, or $.07 per share, compared to net earnings of $2,775,000, or $.20 per share, during the first half of 1996. The reason for the loss in the first half of 1997 was the $2,935,000 one-time in-process research and development charge related to the Formonix acquisition recorded during the first quarter. Excluding this one-time charge, net earnings for the first half of 1997 would have been $2,006,000, or $.15 per share, using primary dilutive shares outstanding of 13,124,000 under the treasury stock method.

Certain Trends

     The Company's future operating results may be affected by various uncertain trends and factors which are beyond the Company's control. These include, but are not limited to, adverse changes in general economic conditions, rising costs, or the occasional unavailability of needed components. The industry is characterized by rapid changes in the technologies affecting optical character recognition, forms technology, and document management technology. The industry has also become increasingly competitive, and, accordingly, the Company's results may also be adversely affected by the actions of existing or future competitors, including the development of new technologies, the introduction of new products, and the reduction of prices by such competitors to gain or retain market share.

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

Liquidity and Capital Resources

     Caere's financial position remains strong at June 30, 1997. Working capital increased 6% to $52,616,000 from $49,793,000 at December 31, 1996. The Company has no long-term debt. The Company's cash and short-term investments totaled $45,111,000 at June 30, 1997. The Company believes that current cash balances and internally generated funds will be sufficient to meet its cash requirements through 1997.

     Caere generated cash for operating activities of $1,735,000 during the six months ended June 30, 1997. Uses of cash included $6,463,000 to purchase short-term investments in addition to a $1,184,000 investment in capital equipment. During the first half of 1996, the Company generated cash from operating activities of $3,388,000. Uses of cash during that period included $9,832,000 to purchase short-term investments and $743,000 of expenditures for capital equipment.

     The Company offers credit terms to qualifying customers and also sells on prepaid, credit card, and cash-on-delivery bases. With respect to credit sales, the Company attempts to control its bad debt exposure through monitoring of customers' creditworthiness and, where practicable, through participation in credit associations that provide credit rating information about its customers. The Company has also purchased credit insurance for certain key accounts to reduce the potential for catastrophic losses.

                                     Item 4

Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of the Company was held on May 13, 1997.

(b) Management's nominee to the Board of Directors of Class II Directors (for a three-year term expiring at the Annual Meeting in the year 2000) was elected by the following votes:

                                                              For                   Withhold
         Frederick W. Zuckerman (Class II)                11,129,233                124,818

         The following are persons whose term of office as Directors of the Company continued after the meeting:

         Director                                             Class                 Term Expires

         Robert G. Teresi                                     III                   1998
         Wayne E. Rosing                                      III                   1998
         James K. Dutton                                      I                     1999
         Robert J. Frankenberg                                I                     1999

(c) The other matters presented and the voting of stockholders with respecT thereto are as follows:

         (i) Approval of the 1990 Employee Stock Purchase Plan, as amended, to increase the number of shares which may be issued from 500,000 to 1,000,000, an increase of 500,000 shares.

                  For:  9,094,736         Against:  1,905,694        Abstain:  45,591          No Vote:  208,030

         (ii)     Ratification  of  selection  of KPMG Peat  Marwick  LLP as the
                  Company's  independent  auditors  for the fiscal  year  ending
                  December 31, 1997.

                  For:  11,150,870        Against:  75,295           Abstain:  27,886


                                     Item 6

Exhibits and Reports on Form 8-K

(a)      Exhibits
                  Exhibit 11 - Statement Regarding Computation of Net Earnings
(Loss) Per Share
                  Exhibit 27 - Financial Data Schedule

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

Date:  August 7, 1997

                                     /S/ Blanche M. Sutter
                                     Blanche M. Sutter, Executive Vice President
                                     and Chief Financial Officer

                                    (Principal Financial and Accounting Officer
                                     and Duly Authorized Officer)

                                                                                                                     EXHIBIT 11

                                CAERE CORPORATION
                         STATEMENT REGARDING COMPUTATION
                        OF NET EARNINGS (LOSS) PER SHARE
                                   (Unaudited)

                                                              Three Months Ended                           Six Months Ended
                                                                    June 30,                                      June 30,
                                                                    --------                                      --------
                                                            1997                 1996                  1997                 1996
                                                          -------               ------                 ----                 ----

Net earnings (loss)                               $      1,012,000    $       1,475,000     $       (929,000)    $       2,775,000
                                                    ==   =========            =========        ==   =========            =========

Weighted average shares outstanding during
the period                                              13,280,285           13,434,976            12,982,694           13,417,216

Common equivalent shares using the treasury
stock method                                                39,990              385,145                     -              240,889
                                                    -----   ------             --------        -----        -             --------

Common and common equivalent shares
outstanding for purposes of calculating net
earnings per share                                      13,320,275           13,820,121            12,982,694           13,658,105
                                                        ==========           ==========            ==========           ==========

Net earnings (loss) per common and common
equivalent share                                  $           0.08          $      0.11      $         ( 0.07)     $          0.20
                                                       ===========          ===========        ==============       ==============


