Form 10-Q
period 1997-09-30
CAERE CORP
filed 1997-11-14
CIK 854916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    September 30, 1997 or

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

                 100Cooper  Court,  Los Gatos,  California,  95030  (Address  of
                    principal executive offices)

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

                                                              Outstanding
           Class                                           September 30, 1997

           Common Stock
           $.001 par value                                    13,310,331

                           This is page 1 of 16 pages

                                CAERE CORPORATION
                                      INDEX

                          PART I. Financial Information
                                                                                                         Page
ITEM 1.           Financial Statements

                  Condensed Consolidated Balance Sheets - September 30, 1997
                      and December 31, 1996                                                                 3

                  Condensed Consolidated Statements of Operations -- Three Months
                      and Nine Months Ended September 30, 1997 and 1996                                     4

                  Condensed Consolidated Statements of Cash Flows - Nine Months
                      Ended September 30, 1997 and 1996                                                     5

                  Notes to Condensed Consolidated Financial Statements                                    6-7

ITEM 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                8-14


                                        PART II. Other Information


ITEM 6.           Exhibits and Reports on Form 8-K                                                         15


SIGNATURES                                                                                                 15


Exhibit 11        Statement Regarding Computation of Net Earnings
                      Per Share                                                                            16

Exhibit 27        Financial Data Schedule



                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                                CAERE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)
                                                                          September 30,        December 31,
                                                                               1997                1996
                                                  ASSETS

Cash and cash equivalents                                                $     2,429        $     11,663
Short-term investments                                                        44,580              32,627
Receivables                                                                    7,723               6,888
Inventories                                                                    2,000               2,779
Deferred income taxes                                                          2,474               2,474
Other current assets                                                           1,186                 768
                                                                         -----------          ----------
         Total current assets                                                 60,392              57,199

Property and equipment, net                                                    4,919               4,742
Other assets                                                                   1,358               1,213
                                                                         -----------        -------------

         Total assets                                                    $    66,669        $     63,154
                                                                         ===========       =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other payables                                      $     6,027        $      7,406

Preferred stock, $.001 par value:  authorized 2,000,000
  shares; none issued or outstanding                                               -                   -
Common stock, $.001 par value:  authorized 30,000,000
  shares; issued and outstanding 13,310,331 and 13,283,224
  shares                                                                          13                   13
Additional paid-in capital                                                    59,370               55,399
Retained earnings                                                              1,259                  336
                                                                         -----------        -------------

         Total stockholders' equity                                           60,642               55,748
                                                                         -----------        -------------

         Total liabilities and stockholders' equity                      $    66,669        $      63,154
                                                                         ===========        =============

The accompanying notes are an integral part of the condensed consolidated financial statements.



                                CAERE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                     Three Months Ended             Nine Months Ended
                                                          September 30,                  September 30,
                                                     1997             1996             1997            1996
                                                     ----             ----             --------------------


Net revenues                                     $    14,069    $    13,403        $    39,392     $    40,948

Cost of revenues                                       3,448          4,273             10,517          13,045
                                                       -----          -----             ------          ------

                                                      10,621          9,130             28,875          27,903
                                                      ------          -----             ------          ------

Operating expenses:
  Research and development                             2,592          1,655              6,798           5,276
  Selling, general and administrative                  6,605          6,495             19,600          19,497
  Merger related costs                                     -              -              2,935              90
                                                      ------         ------              -----          ------

                                                       9,197          8,150             29,333          24,863
                                                       -----          -----             ------          ------

  Operating earnings (loss)                            1,424            980               (458)          3,040

Interest income, net                                     692            711              1,867           2,104
                                                      ------         ------             ------          ------

  Earnings before income taxes                         2,116          1,691              1,409           5,144

Income tax expense                                       264            169                486             847
                                                      ------         ------              -----           -----

  Net earnings                                   $     1,852    $     1,522        $       923     $     4,297
                                                      ======         ======             ======           =====


Net earnings per common and
 common equivalent share                         $      0.14    $      0.11        $       0.07    $      0.32
                                                    ========       ========           =========       ========

Shares used in per share calculation                  13,402         13,342             13,224          13,507
                                                      ======         ======             ======          ======



The accompanying notes are an integral part of the condensed consolidated financial statements.


                                            CAERE CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)
                                               (Unaudited)
                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                           1997              1996
Cash flows from operating activities:
  Net earnings                                                                    $         923     $        4,297
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation and amortization                                                         2,265              1,962
    In-process research and development                                                   2,935                  -
    Merger related costs                                                                      -               (930)
    Amortization of capitalized software development costs                                  373                431
    Changes in operating assets and liabilities:
      Receivables, net                                                                     (835)              (394)
      Income tax receivable                                                                   -                613
      Inventories                                                                           779                 51
      Other current assets                                                                 (418)              (401)
      Accrued expenses and other payables                                                (1,379)               610
                                                                                      ----------         ---------
        Net cash provided by operations                                                   4,643              6,239
                                                                                      ----------         ---------
Cash flows from investing activities:
  Short-term investments, net                                                           (11,953)            (3,399)
  Capital expenditures                                                                   (2,085)            (1,306)
  Capitalized software development costs                                                   (708)              (429)
  Other assets                                                                                3                (21)
                                                                                      ---------          ----------
        Net cash used for investing activities                                          (14,743)            (5,155)
                                                                                      ----------         ----------
Cash flows from financing activities:
  Proceeds from issuances of common stock, net                                              866              1,730
  Repurchase of stock                                                                         -             (9,233)
                                                                                      ---------          ----------
       Net cash provided by (used for) financing activities                                 866             (7,503)
                                                                                      ---------          ----------
Net change in cash and cash equivalents                                                  (9,234)            (6,419)
Cash and cash equivalents, beginning of period                                           11,663             10,664
                                                                                      ---------          ---------
Cash and cash equivalents, end of period                                          $       2,429     $        4,245
                                                                                      =========          =========
Supplemental disclosures:
  Cash paid for income taxes                                                      $       1,117     $           66
                                                                                      =========          =========
  Common stock issued for business acquisition                                    $       3,105     $            -
                                                                                      =========          =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                CAERE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A)       Basis of Presentation

         The accompanying unaudited condensed consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of Caere
Corporation (the "Company") as of September 30, 1997, and the results of operations and cash flows for the periods indicated.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore certain information and footnote disclosure normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company filed audited financial statements with the Securities and Exchange Commission which included all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations and cash flows for the years ended December 31, 1996, 1995, and 1994 in its annual report on Form 10-K for the year ended December 31, 1996 ("the Form 10-K"). These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Form 10-K. The results of operations for the interim periods ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

B)       Inventories

                                                                 September 30, 1997      December 31, 1996
                                                                              (In thousands)
           A summary of inventories follows:

               Raw materials                                     $       1,106           $        1,540
               Work in process                                             152                      348
               Finished goods                                              742                      891
                                                                      --------     -          ---------
                                                                 $       2,000           $        2,779
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

         The  Financial   Accounting  Standards  Board  (FASB)  recently  issued
Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of primary earnings per share and requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures or potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997, and requires restatement of all prior period earnings per share data presented after the effective date. Had SFAS No. 128 been effective for the quarter ended September 30, 1997, basic EPS and diluted EPS would not have been significantly different from the reported net earnings per share.

D.       Business Acquisition

         On March 31, 1997, the Company acquired Formonix, Inc. ("Formonix"), a software developer located in Colorado. The total value of the acquisition was approximately $3,188,000. The Company issued 550,000 shares of Common Stock in exchange for all of the capital stock of Formonix. Using the closing price of the Company's Common Stock on the closing date of acquisition, the valuation of the shares issued was approximately $3,105,000. Acquisition costs associated with the transaction totaled approximately $83,000 and consisted mainly of professional fees. The business combination was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements of the Company do not include Formonix until after the date of acquisition.

         Acquired technology was valued using a risk-adjusted cash flow model, under which future expected cash flows were discounted taking into account risks related to existing markets, the technology's life expectancy, future target markets and potential changes thereto, and the competitive outlook for the technology. The analysis resulted in an allocation of approximately $253,000 to purchased software and the balance of approximately $2,935,000 to in-process technology which had not yet reached technological feasibility and had no alternative future use, and accordingly, was charged to expense.

         The following summarized, pro forma results of operations assume the acquisition took place at the beginning of the respective periods and excludes the $2,935,000 charge for acquired in-process technology.

Nine months ended September 30, in thousands, except per share amounts              1997             1996
                                                                                    ----             ----

Net revenues                                                                       $39,392         $40,954
Net earnings                                                                       $ 3,715         $ 4,253
Earnings per share                                                                 $   .28         $   .30


                                     Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company notes that, except for the historical information contained herein, the matters discussed below are forward-looking statements subject to risks and uncertainties that may cause the Company's actual results to differ materially. These risks and uncertainties include, but are not limited to, various technological and competitive factors, including competitive products, market acceptance of future products of the Company, and pricing pressures; success of the "bundle and upgrade" business model, including the Company's maintaining its relationships with scanner manufacturers and customers' opting to upgrade to newer or more fully featured products; changes in customer order patterns, including the maintenance of relationships with retail distributors and dealers; manufacturing considerations, including the maintenance of margins in a declining-price environment, as well as risk of inventory obsolescence due to shifts in market demand and new product introductions; and other risk factors listed from time to time in the Company's SEC reports, including but not limited to the Company's report on Form 10-K for the year ended December 31, 1996 (Certain Trends and Risk Factors sections).

Results of Operations

         The following  chart  summarizes  net revenues,  cost of revenues,  and gross margins for the Company's products categorized between hardware and software. Software products consist of the OmniPage, WordScan, OmniForm, and PageKeeper lines of products. Hardware products consist of transaction processing OCR and bar code products, and the M/Series line of production OCR products.

Business Line Analysis
                       ----------------------------------------------- ----------------------------------------------
Three Months                          Sept. 30, 1997                                 Sept. 30, 1996
Ending:
                       ----------------------------------------------- ----------------------------------------------
                          Software        Hardware                       Software        Hardware
                          Products        Products         Combined      Products        Products         Combined
Net revenues               $11,458          $2,611          $14,069       $11,407          $1,996          $13,403
Cost of revenues             2,343           1,105            3,448         3,336             937            4,273
                             -----           -----            -----         -----             ---            -----
                             9,115           1,506          $10,621        $8,071          $1,059           $9,130
Gross margin %               79.6%           57.7%            75.5%         70.8%           53.1%            68.1%
                       -------------- --------------- ---------------- ------------- --------------- ----------------

                       ----------------------------------------------- ----------------------------------------------
Nine Months Ending:                   Sept. 30, 1997                                 Sept. 30, 1996

                       ----------------------------------------------- ----------------------------------------------
                          Software        Hardware                       Software        Hardware
                          Products        Products         Combined      Products        Products         Combined
Net revenues               $33,674          $5,718          $39,392       $34,284          $6,664          $40,948
Cost of revenues             7,605           2,912           10,517        10,134           2,911           13,045
                             -----           -----           ------        ------           -----           ------
                            26,069           2,806          $28,875       $24,150          $3,753          $27,903
Gross margin %               77.4%           49.1%            73.3%         70.4%           56.3%            68.1%
                       -------------- --------------- ---------------- ------------- --------------- ----------------

     Net revenues for software products increased during the third quarter of 1997 to $11,458,000 from $11,407,000 in 1996, due to the initial shipment of OmniPage Professional 8.0 for Windows 95/NT, which began shipping in September 1997. This increase was somewhat offset by a decline in both Macintosh product sales and revenues derived from bundling arrangements. Software unit shipments increased 50% in the third quarter of 1997 compared to the same period in 1996, due primarily to increased bundled units. The results for the quarter ending September 30, 1997, did not include any significant one-time payment of royalties as was reported for the previous quarter ending June 30, 1997. For the nine month period ending September 30, 1997, net revenues for software products decreased 2% to $33,674,000, compared to $34,284,000 during the same period in 1996. The primary reason for this decline was a reduction in sales of Macintosh software products.

         Net revenues for hardware products increased 31% to $2,611,000 in the third quarter of 1997 compared to $1,996,000 during the same period in 1996. The increase was primarily the result of the receipt of a large, one-time order for transaction processing OCR products. It is common in this line of business for the Company to receive large, one time orders for products. This ordering pattern has historically resulted in significant fluctuations in quarterly hardware revenues. This trend is expected to continue. For the nine months ending September 30, 1997, net revenues for hardware products decreased 15% to $5,718,000 from $6,664,000 during the same period in 1996, due primarily to a reduction in revenues associated with the Company's M/Series line of production OCR products. This hardware product line is undergoing a transition to a "software-only" solution, as the computing power available on today's personal computers continues to increase. To a lesser extent, the decline in hardware revenues on a year-to-date basis was also attributable to reduced unit shipments of transaction processing OCR and barcode products.

         International sales decreased 8% to $3,751,000, or 27% of net revenues, during the third quarter of 1997, compared to $4,090,000, or 31% of net revenues, in the same period of 1996. The decrease was primarily a result of the time lag associated with introducing foreign language versions of OmniPage Professional 8.0. These new versions are expected to ship in the fourth quarter of 1997. On a year-to-date basis, international sales increased 6% to $12,434,000, or 32% of net revenues, compared to $11,757,000, or 29% of net revenues, in the same period in 1996. The primary reason for this increase was the inclusion of operations for the Company's Hungarian subsidiary, Recognita Rt. ("Recognita"), which was acquired in December 1996.

Gross Margins

         Gross margins for software products increased from 70.8% in the third quarter of 1996 to 79.6% in the third quarter of 1997, primarily due to the shift in production of significant quantities of bundled products to the Company's scanner partners. Beginning in the fourth quarter of 1996, the Company began to change the bundling arrangement with certain of its partners. Prior to the fourth quarter of 1996, the Company sold bundled products to partners at prices approximating cost. Commencing in the fourth quarter of 1996, certain partners agreed to manufacture their product requirements on a much reduced royalty basis. The effect of the change upon the Company's financial statements has been to reduce net revenues and cost of revenues previously associated with bundled products by a similar amount, creating an improvement in overall gross margins. For the nine months ended September 30, gross margins for software products in 1997 improved to 77.4% from 70.4% during the same period in 1996.

         Gross margins for hardware products increased to 57.7% in the third quarter of 1997 from 53.1% in the same period in 1996, due to increased shipments of transaction processing OCR products, with fixed manufacturing costs being spread over higher unit volumes. A majority of the Company's manufacturing overhead is fixed in nature. As hardware product revenues increase, the level of manufacturing overhead does not necessarily increase in the same proportion. For the nine months ended September 30, 1997, gross margins for hardware products declined to 49.1% from 56.3% during the same period in 1996, due primarily to reduced shipments of M/Series hardware products and the fixed nature of the Company's manufacturing overhead.

         The primary factors affecting gross margins in the future are likely to be shifts in product mix between fully priced, non-upgrade software, bundled software, upgrade products, and royalty revenue, as well as overall shifts in product mix between software and hardware products. The microcomputer software market has been subject to rapid changes, including significant price competition, which can be expected to continue. Future technology or market changes may cause certain products to become obsolete rapidly, necessitating increased inventory write-offs or reserves and a corresponding decrease in gross margins.

Operating Expenses

         Research and development (R&D) expenses increased 57% to $2,592,000 in the third quarter of 1997, from $1,655,000 during the same period in 1996. The increase in spending from 1996 to 1997 was primarily the result of development expenses of the Company's recently acquired subsidiaries, Recognita in Hungary, which was acquired in December 1996, and Formonix in Colorado, which was acquired in March 1997. To a lesser extent, the increase in R&D expenses was also attributable to increased staffing associated with the Company's ongoing software development projects. As a percentage of revenue, R&D expense increased to 18% of revenue in the third quarter of 1997, from 12% during the same period in 1996. This increase was attributable to higher R&D expenses between the comparable periods. For the nine months ended September 30, 1997, R&D expenses increased 29% to $6,798,000, or 17% of net revenues, from $5,276,000, or 13% of net revenues, during the comparable period in 1996. The increases in spending and R&D expenses as a percentage of revenue were due primarily to the same reasons.

         The Company is committed to providing continued enhancements to current products, as well as developing new technologies for the future. This commitment will result in the Company's continuing to invest heavily in R&D during 1997 and in the future. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalized $150,000 of software development costs during the third quarter of 1997, compared to $132,000 in the same period of 1996. For the nine months ended September 30, 1997, capitalized software development costs totaled $455,000, compared to $429,000 during the same period in 1996. In addition to this capitalization of internal R&D expenses, in connection with the Company's acquisition of Formonix, the Company capitalized approximately $253,000 of the acquisition cost during the first quarter of 1997. The costs capitalized related to the portion of the Formonix acquisition valuation which was allocated to existing products acquired. Amortization of capitalized software development costs was $130,000 in the third quarter of 1997, versus
$137,000 for the comparable period in 1996. On a year-to-date basis, amortization of capitalized software development costs totaled $373,000, compared to $431,000 during the comparable period in 1996.

         Selling, general and administrative (S,G&A) expenses increased 2% in the third quarter of 1997 to $6,605,000 from $6,495,000 during the same period in 1996. The increase in S,G&A spending was primarily related to increased service and support expenses related to the Company's growing customer base resulting from the high volume business being generated by the "bundle and upgrade" model. To a lesser extent, the increase in S,G&A expenses was attributable to sales and marketing costs of Recognita during 1997. As a percentage of net revenues, S,G&A expense decreased to 47% in the third quarter of 1997 from 48% during the same period in 1996. This decrease was attributable to only slightly higher S,G&A expenses, together with higher net revenues during the comparable periods. For the nine months ended September 30, 1997, S,G&A spending increased 1% to $19,600,000, compared to $19,497,000 in the same period in 1996. This relative consistency resulted from increased service and support costs' being offset by savings related to the streamlining of management and promotional costs between the OmniPage and OmniForm product line marketing areas. As a percentage of revenue on a year-to-date basis, S,G&A expense increased to 50% of net revenue in 1997 from 48% of net revenue in 1996. This increase was attributable to lower net revenues during the comparable periods. The Company expects that S,G&A expense may increase in dollar terms in 1997, as efforts to expand sales and marketing activities continue in the OCR, forms, and desktop document management areas.

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

Interest Income

         Interest income decreased 3% in the third quarter of 1997 to $692,000 from $711,000 during the same period in 1996. For the nine months ended September 30, 1997, interest income decreased 11% to $1,867,000, from $2,104,000 during the same period in 1996. The decrease in interest income was attributable to a reduction in total cash and short-term investment balances between the comparable periods. The Company's one million share repurchase during the third quarter of 1996, its acquisition of Recognita in December 1996, and its acquisition of Formonix in March 1997 were the primary reasons for the decline in total cash and short-term investment balances since the third quarter of 1996.

Income Taxes

         The Company's effective income tax rate in 1997 is expected to be between 10% and 20%, which is less than statutory rates primarily due to the use of its foreign sales corporation and increased utilization of net operating loss carryforwards acquired in its 1994 merger with Calera Recognition Systems, Inc. ("Calera"). In the first nine months of 1996, the effective income tax rate was 16%, due primarily to the use of the Company's foreign sales corporation and to utilization of the Calera net operating loss carryforwards in the 1996 fiscal year.

Net Earnings and Earnings Per Share

         Net earnings for the third quarter of 1997 were $1,852,000, compared to $1,522,000 during the same period in 1996. Earnings per share were $.14 in the third quarter of 1997, versus $.11 in the comparable period in 1996. For the nine months ended September 30, 1997, net earnings were $923,000, or $.07 per share, compared to $4,297,000, or $.32 per share, in 1996. The primary reason for the decline in net earnings in the first nine months of 1997 was the $2,935,000 one-time in-process research and development charge related to the Formonix acquisition recorded during the first quarter. Excluding this one-time charge, net earnings for the first nine months of 1997 would have been $3,858,000, or $.29 per share.

Certain Trends

         The Company's future operating results may be affected by various uncertain trends and factors which are beyond the Company's control. These include but are not limited to adverse changes in general economic conditions and rising costs, or the occasional unavailability of needed components. The industry is characterized by rapid changes in the technologies affecting optical character recognition, forms, and document management . The industry has also become increasingly competitive, and, accordingly, the Company's results may also be adversely affected by the actions of existing or future competitors, including the development of new technologies, the introduction of new products, and the reduction of prices by competitors to gain or retain market share.

         During 1994, the Company began to bundle versions of its OmniPage and WordScan software recognition products with scanners from various manufacturers. The Company's objective in bundling its software products with scanners was to expand the overall market for OCR software by providing a larger number of scanner purchasers with experience in the advantages of optical character recognition. The success of this model, compared to Caere's former model of selling its software primarily through retail distribution, depends upon the Company's maintaining or expanding its existing relationships with scanner manufacturers and on a significant proportion of customers who first receive OCR software in a bundled product deciding to upgrade to a newer or more fully featured version of the software. Such an upgrade is typically at a substantially lower price than the retail price of the newer or fully featured product.

         Bundled products incorporating OmniPage and WordScan began shipping in significant quantities in the fourth quarter of 1994. Because of the lower per-unit revenue to the Company that results from the combined sale of a bundled product plus an upgrade, compared to the retail sale of a fully featured version of the software, the success of the "bundle and upgrade" program relies on increasing unit sales of upgrades. There can be no assurance that Caere's transition to the "bundle and upgrade" business model will be successful and provide sufficient increase in unit volume in the future to offset reduced per-unit revenue. In addition, customers using the bundled product may defer or forego purchase of the Company's more fully featured versions of OmniPage and WordScan products if they find that the bundled products satisfy their recognition needs.

         A significant portion of the Company's net revenues is attributable to sales through its distribution channels. The Company's future operating results are dependent to a certain extent on its ability to maintain existing relationships with distributors, dealers, and resellers.

         The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. The Company's revenues and earnings on a quarterly basis are unpredictable, in part due to the Company's shipment patterns. As is common in the software industry, the Company's experience has been that a disproportionately large percentage of shipments has occurred in the third month of each fiscal quarter, and shipments tend to be concentrated in the latter half of that month. Because the Company's backlog early in a quarter is not generally large enough to assure that it will meet its revenue targets for any particular quarter, quarterly results are difficult to predict until the end of the quarter. A shortfall in shipments at the end of any particular quarter may cause the results for that quarter to fall significantly short of anticipated levels. Due to analysts' expectations of continued growth, any such shortfall in earnings could have a very significant adverse effect on the trading price of the Company's Common Stock in any given period.

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

Liquidity and Capital Resources

         Caere's financial position remains strong at September 30, 1997. Working capital increased 9% to $54,365,000 from $49,793,000 at December 31, 1996. The Company has no long-term debt. The Company's cash and short-term investments totaled $47,009,000 at September 30, 1997. The Company believes that current cash balances and internally generated funds will be sufficient to meet its cash requirements through 1997.

         Caere generated cash for operating activities of $4,643,000 during the nine months ended September 30, 1997. Uses of cash included $11,953,000 to purchase short-term investments, in addition to a $2,085,000 investment in capital equipment. During the first nine months of 1996, the Company generated cash from operating activities of $6,239,000. Uses of cash during that period included $3,399,000 to purchase short-term investments and $1,306,000 of expenditures for capital equipment. The primary reason for the decline in cash generated by operating activities was the $2,935,000 charge for in-process research and development related to the Company's acquisition of Formonix in the first quarter of 1997.

         The Company offers credit terms to qualifying customers and also sells on a prepaid, credit card and cash-on-delivery basis. With respect to credit sales, the Company attempts to control its bad debt exposure through the monitoring of customers' creditworthiness and, where practicable, through participation in credit associations that provide credit rating information about its customers. The Company has also purchased credit insurance for certain key accounts to reduce the potential for catastrophic losses.

                                                  Item 6

Exhibits and Reports on Form 8-K

(a)      Exhibits
                  Exhibit 11 - Statement Regarding Computation of Net Earnings Per Share
                  Exhibit 27 - Financial Data Schedule

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

Date:  November 12, 1997

                                    /S/ Blanche M. Sutter
                   Blanche M. Sutter, Executive Vice President
                                    and Chief Financial Officer

                   (Principal Financial and Accounting Officer
                          and Duly Authorized Officer)

                                                                     EXHIBIT 11

                                            CAERE CORPORATION
                                     STATEMENT REGARDING COMPUTATION
                                        OF NET EARNINGS PER SHARE
                                               (Unaudited)

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                    1997               1996               1997            1996

Net earnings                                     $1,852,000        $1,522,000           $923,000       $4,297,000
                                             ==============    ==============     ==============   ==============

Weighted average shares outstanding during
the period                                       13,309,577        13,146,906         13,092,852       13,295,704

Common equivalent shares using the
treasury stock method                                92,333           195,108            131,533          211,564
                                             --------------    --------------     --------------   --------------

Common and common equivalent shares
outstanding for purposes of calculating
net earnings per share                           13,401,910        13,342,014         13,224,385       13,507,268
                                             ==========        ==============         ==========   ==============

Net earnings per common and common
equivalent share                                      $0.14             $0.11              $0.07            $0.32
                                             ==============    ==============     ==============   ==============
