Form 10-K405
period 1997-12-31
CAERE CORP
filed 1998-03-30
CIK 854916

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
     [xx] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997.

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For   the    transition    period   from    _________________________    to
______________________________

Commission file number 0-18090

                                CAERE CORPORATION
             (Exact name of registrant as specified in the charter:)

                   Delaware                                  94-2250509
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

                  100 Cooper Court, Los Gatos, California 95032
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

                                    YES   x                      NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 1, 1998, as reported by Nasdaq, was approximately $160,136,000.

     The number of shares of the Registrant's Common Stock outstanding as of March 1, 1998, was 13,006,008.

DOCUMENTS INCORPORATED BY REFERENCE

     (1) Definitive proxy statement filed with the Securities and Exchange Commission relating to the Company's 1997 Annual Meeting of Stockholders to be held May 13, 1998 (Part III of Form 10-K).

     (2) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1997 (Parts II and IV of Form 10-K).

                                     PART I

Item 1.  BUSINESS.

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1, the section entitled "Additional Risk Factors," and Item 7.

         Caere(R) Corporation ("Caere" or the "Company") designs, develops, manufactures, and markets optical character recognition ("OCR") software and hardware for converting scanned and faxed images into computer usable text, as well as desktop electronic forms and information management products. For many applications, the Company's products provide a low cost accurate alternative to manual data entry, which is slow, tedious, and error prone.

         In March 1997, Caere acquired Formonix, Inc. ("Formonix"), a privately held corporation that provides electronic forms products. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operating results of Formonix are included in the consolidated results of the Company since the date of acquisition.

                                 Business Model

         Fiscal 1997 marked the third full year of the Company's "bundle and upgrade" strategy. The Company previously shifted to the bundle and upgrade model to take advantage of the changing dynamics in the OCR marketplace. In the past, OCR was primarily a "niche" market characterized by relatively high prices and low unit volumes. Today, driven by the increased power of personal computers, new scanner products with significantly lower prices, continuing improvements in OCR accuracy, and the education of the marketplace, scanning and OCR solutions are reaching the mainstream.

         Beginning in the fourth quarter of 1994, Caere began to "bundle" versions of its OmniPage(R), OmniPage Limited Edition(TM), and WordScan(R) recognition products with scanner products from various manufacturers. The Company's objective in bundling its products with scanners was to expand the overall market for OCR software by providing a larger number of scanner purchasers with experience in the advantages of optical character recognition. "Light" versions, with limited capabilities, are now bundled with a majority of scanners being sold. This aggressive seeding of the rapidly growing base of scanner owners has greatly expanded the number of Caere product users. The success of this business model, compared to Caere's former model of selling its software primarily at higher prices with lower unit volumes, will depend upon a decision by a significant proportion of customers who first receive OCR software in a bundled form to upgrade to a newer or more fully featured version of the Company's software. Such an upgrade is typically sold at a substantially lower price than the price of a fully featured, non-upgrade product.

         The Company shipped approximately 2,800,000 bundled units in 1997, compared to approximately 1,800,000 bundled units in 1996. The bundle and upgrade business model resulted in a 12 percent increase in revenues of Windows-based OCR software in 1997, helping to offset a 32 percent decline in Macintosh-based OCR revenues during the same time frame. The Company experienced a 14 percent increase in unit shipments of OCR upgrade products in 1997 compared to 1996. Customers took advantage of key improvements in the Company's OCR technology by upgrading to its fully featured, flagship product, OmniPage Professional for Windows 95/NT version 8.0, which began shipping in September 1997. The Company believes that bundles and upgrades will continue to become a larger portion of its total revenues and unit sales in the future.

         There can be no assurance that Caere's continued transition to the bundle and upgrade business model will be successful and provide sufficient increases in unit volume in the future to offset reduced per-unit revenue and gross margin. In addition, customers using the bundled products may defer or forego the purchase of Caere's more fully featured versions of OmniPage if they find that the bundled product satisfies their recognition needs.

                                    Products

         The Company offers a product line designed to accommodate the diversity of information and data entry requirements. Caere's products fall into two general categories:

         (1) SOFTWARE: Software products, which accounted for 86 percent of total revenues in 1997, for the information management market that offer a range of OCR, electronic forms, and document management products that provide personal computer users tools to manage, intelligently and efficiently, the documents, images, forms, and faxes that cross their desktops.

         (2) HARDWARE: Hardware products, which accounted for 14 percent of total revenues in 1997, for the data capture market, which include bar code scanners and OCR readers for transaction processing applications such as high-volume data entry and check verification. Customers of these products include retail establishments, government agencies, banks, utility companies, and other organizations. Additionally, the Millennium Series(R) provides both hardware and software solutions for high-volume, commercial OCR applications.

         Caere's products can be used with a range of computer systems, such as IBM, IBM-compatible, and Apple Macintosh personal computers, as well as most desktop operating systems, such as Windows, Windows95, Windows NT, and System 7. Each product is designed to accomplish the same overall goal: to improve the speed, accuracy, and simplicity of desktop information management.

Software Products

OmniPage Professional(R)

         Caere's flagship product, OmniPage Professional for Windows and Windows 95 ("OmniPage Pro(R)"), is a customizable, fully featured page recognition solution. OmniPage Pro is designed for the scanner user who needs more than basic OCR capabilities. OmniPage Pro is an OCR product that allows the user to recognize, edit, and save complex documents containing text and images in their original, full-page formats. Using Caere's True Page(R) technology, the user can edit graphics contained on a recognized page simply by clicking on the image. OmniPage Pro utilizes a combination of technologies, including neural networks, linguistic analysis, character experts, and grayscale data to improve accuracy on degraded documents.

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

WordScan Plus(TM)

         WordScan Plus is a full featured and accurate page recognition product that is sold primarily to customers of independent software vendors who have incorporated Caere's OCR technology into their own application products. WordScan Plus integrates with the most popular products being used in Windows. Features like OLE 2.0 support, drag and drop recognition capability, and a Chameleon Toolbar(TM) that automatically takes on the look and feel of the user's office suite enable WordScan Plus to benefit from popular Windows programs. WordScan Plus directly integrates with all leading office suites, word processors, electronic mail systems, and facsimile applications.

Recognita Plus(R)

         Recognita Plus is a leading, full featured, multilingual, and font-independent OCR software product that integrates with most popular word processing, desktop publishing, and spreadsheet applications available for Windows. Recognita Plus includes Self Assertion Technology(TM), which provides improved character recognition using a two-step reading process. Recognita Plus also provides OCR training for use on severely degraded documents or stylized typefaces. The product can also recognize text in more than 100 languages with the addition of its Language Enhancement(TM) Package.

PageKeeper(R)

         PageKeeper, a document management software solution, incorporates leading technology, such as "weighted relevance searching" and "document similarity," as it examines the content of the documents under review. PageKeeper takes information from a local hard disk, network, or scanner and creates a supercompressed database of both text and images. PageKeeper incorporates the OmniPage AnyFont(R) recognition capability to convert scanned documents into computer-literate files automatically. Because PageKeeper stores both text and images, users can electronically file documents in their original format. Magazine articles with charts and graphs, datasheets with illustrations, or letters with signatures can be stored using minimal disk space. PageKeeper automatically indexes the database, eliminating the need to manually index or assign keywords to the information. It presents the results of search requests in the order of relevance to original search requests using its weighted relevance retrieval feature.

OmniForm(R)

         OmniForm converts paper forms to electronic forms with the click of a button. Simply scan or fax documents into a computer and OmniForm creates an electronic version using some of Caere's OCR technologies. OmniForm users also can design their own forms, complete with fonts, graphics, and logos, using the custom toolset and Form Assistant(TM). In addition, OmniForm allows for efficient completion and processing of forms by accepting input, performing calculations, validating entries, and creating databases, which can be searched, sorted, imported, and exported to popular database applications.

OmniForm Internet Publisher(TM)

         OmniForm Internet Publisher is the first paper-to-electronics forms solution for intranets and the Internet. The product converts existing paper forms to electronic versions, retaining and recognizing the various form elements on the form, bridging the gap between the paper world and the electronic world. The product allows users to save the forms to a variety of Web-ready formats incorporating such form intelligence as field validation and calculations, enabling companies to collect and distribute data-associated business transactions such as invoices, purchase orders, expense reports, or questionnaires.

License of Technology

         In addition to the application products described above, Caere continues to license its OCR technology to a broad range of computer equipment manufacturers, systems integrators, and developers for inclusion as components in more complex end-user products, including document management and retrieval systems, forms processing systems, resume screening systems, and stand-alone systems.

         The chart below shows system requirements and suggested retail price for the Company's significant software products.

                                            Selected Software Products

              Product                                   System Requirements                    Estimated Street Price*

OmniPage Pro - Windows               80386 or above based personal computer, 8 MB RAM, 20                $499
                                     MB disk space, Microsoft Windows 3.1 or later

OmniPage Pro - Mac                   Macintosh computer with 68020 processor or above, 8                 $499
                                     MB RAM, 8 MB disk space, System 7.0 or above

OmniPage Pro - Windows               80386 or above based personal computer, 8 MB RAM, 20                $129
   Retail Upgrade                    MB disk space, Microsoft Windows 3.1 or later

OmniPage Pro - Mac                   Macintosh computer with 68020 processor or above, 8                 $129
   Retail Upgrade                    MB RAM, 8 MB disk space, System 7.0 or above

WordScan Plus - Windows              80386 or above based personal computer, 4 MB RAM, 13                $349
                                     MB disk space, Microsoft Windows 3.1 or later

Recognita Plus - Windows             80386 or above based personal computer, 4 MB RAM, 10                $695
                                     MB disk space, Microsoft Windows 3.1 or later

Recognita Plus - Windows             80386 or above based personal computer, 4 MB RAM, 10                $199
   Retail Upgrade                    MB disk space, Microsoft Windows 3.1 or later

PageKeeper Personal(TM)-               80386 or above based personal computer, 8 MB RAM, 15                $149
   Windows                           MB disk space, Microsoft Windows 3.1 or later

OmniForm - Windows                   80386 or above based personal computer, 8 MB RAM, 8                 $149
                                     MB disk space, Microsoft Windows 3.1 or later

OmniForm - Mac                       Power Macintosh or Macintosh computer with 68020                    $149
                                     processor or above, 12 MB RAM, 10 MB disk space,
                                     System 7.1 or above

OmniForm Internet Publisher          80486 or above based personal computer, 12 MB RAM, 8                $799
                                     MB disk space, Microsoft Windows 95 or NT 4.0 or later

*  Estimated Street Prices as of March 1, 1998.

     Note: All Caere products support a wide range of output file formats and scanners. Output file formats include, but are not limited to: Microsoft Word for Windows, WordPerfect, Lotus 1-2-3, and Microsoft Excel. Supported scanners include, but are not limited to: Hewlett Packard, Microtek, Epson, Apple, Canon, and Fujitsu.

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

                                 (ARTWORK HERE)

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

         OmniPage Pro employs a combination of technologies, referred to as Caere's 3D OCR(TM) and AnyFont(TM) technologies, to achieve the highest degree of accuracy on many different types of documents. OmniPage Pro is the first OCR product to utilize grayscale information to analyze characters the way a human eye does. Character experts view certain character attributes like a closed loop or crossed downward stroke to identify the unique set of features inherent in each character. Neural networks have been developed on powerful mainframe computers to "learn" what makes up one character versus another, a methodology known as "feature recognition." Caere's page recognition products analyze each character image according to proprietary algorithms. Feature recognition enables the OmniPage products to provide the AnyFont capability that recognizes text in almost any type style and size.

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

         In 1997, Caere developed a new series of single-line OCR readers for remittance processing. Much of the year was invested in developing this new platform for line scanning that removes some of the limitations of previous line scanning products. The new 5000 Series OCR Line Readers(TM) read a variety of common office fonts and utilize a visible light source to handle print from ink jet printers. Processing power has increased from an 8-bit processor to a 32-bit processor, and flash memory will make field upgrades easier. The 5000 Series OCR Line Readers were introduced in the fourth quarter of 1997. Shipments are expected to begin in early 1998.

         A significant portion of Caere's OCR data capture business is the result of original equipment manufacturer (OEM) sales, that is, sales to firms that purchase Caere's OCR data capture technology and then integrate it into their own products.

Bar Code Systems

         Bar code readers recognize documents printed with series of vertical bars and spaces that represent data. They are used in high-volume transaction processing applications, such as point-of-sale operations, where human readability of data is not necessary. Bar code systems tolerate lower-quality media than limited-font OCR systems, and are typically less expensive than OCR systems. Caere's bar code product line, introduced in 1983, includes both stand-alone decoders that can be attached externally to personal computers and internal board-level decoders used in personal computers for cost and space savings.

         Caere's bar code products cater to the higher end of the market with feature-rich decoders and one of the industry's first five-year warranties. Caere's decoders are used in manufacturing, retail point of sale, inventory, asset tracking, and myriad applications where value-added resellers need more functionality from bar code readers than just decoding.

         Caere's Easy-ScannerTM Series bar code systems are decoder/wedges that can accommodate several input devices. With three input ports, these decoder/wedges can accept input from a bar code wand, charge-coupled device ("CCD"), laser, badge reader, or magnetic stripe reader, and/or serial data from portable data terminals and scales. Any data received can be filtered for acceptance, then transmitted, re-formatted, or rejected to fit the host application with over 90 built-in data editing commands. The Easy-Scanner also features multiple output ports to accommodate a variety of interfaces, such as RS-232, parallel, and keyboard wedge protocols (for simple interfacing to over 450 different types of computers and terminals).

         In 1997, the Company began shipping Model 2014 Network Data Collection Terminals. These easy to integrate terminals provide all the hardware necessary for a value-added reseller ("VAR") to create a simple RS-485 network for shop floor data collection, access control, time and attendance, or work-in-process tracking.

         The Company partnered with Photographic Sciences Corporation ("PSC"), one of the industry's leading bar code laser manufacturers, in 1997 to build Caere's bar code decoding and interfacing technologies into the housing of PSC's small platform laser scanner for Caere's distribution. This partnership gives Caere a low cost laser scanning solution that keeps pace with the price, performance, and size requirements of the industry. Caere introduced Model 1760 Integrated Laser Scanner in the fourth quarter of 1997. Shipments are expected to begin early in 1998.

M/Series II OCR Accelerator Board

         M/Series II OCR Accelerator Board is available for Windows 3.1x and Windows 95 PC users. Supported by the M/Series Professional application software and through Caere's Professional Developer's Kit 6.1, the M/Series II OCR Accelerator Board converts images into text at throughput rates of up to 750 pages per hour, three times faster than the previous board from Caere. For even faster throughput, multiple M/Series II OCR Accelerator Boards can be run in parallel in the same PC. The M/Series II OCR Accelerator Board includes the new M/Text(TM) OCR Engine.

M/Series Professional OCR Server for Windows NT

         M/Series Professional OCR Server for Windows NT is a software application that runs on a Windows NT Server and/or workstation and manages M/Series Professional's scan, zone, edit, and export functions from Windows 3.1x and Windows 95 clients on a network. Rapid image to text conversion (OCR) is performed on the server, using highly accurate single or multiple M/Text OCR software engines.

M/Series Professional Software-Windows 3.1 and Windows 95

         Available for use with the M/Series II OCR Accelerator Board, the M/Series Professional software allows users on a network to simultaneously capture documents, zone fields or templates, edit text created by the OCR process, and export files to popular output file formats.

Professional Developer's Kit

         Available as a set of DLLs, VBXs, and OCXs for Microsoft Visual Basic and Microsoft Visual C/C++ developers, the Professional Developer's Kit enables independent software developers the ability to incorporate Caere's OCR technology into their application products or systems.

         The  chart  below  shows  typical  applications,   features,  available
interfaces, and input devices for selected Caere OCR and bar code transaction processing products.

Products          Typical Applications               Features                   Available Interfaces    Input Devices

OCR
800 Series         Point of sale                  Reads the following fonts:       Apple Macintosh     Handheld wand
  OCR/Bar          Remittance processing            OCR-A Full                     AT&T                Fixed slot
  Code Combo,      Document control                   Alphanumeric                 Burroughs           Fixed mount
1500 Series        Manufacturing applications       OCR-A Eurobanking              DEC                 CCD scanner
  Document         Hospitals                        OCR-B ECMA11                   IBM                 Magnetic stripe
  Processor        Banking                          OCR-B Eurobanking              IBM PC and          Bar code pen
                   Government                       E13B (MICR)                      compatibles       Badge reader
                   Office file tracking             PostNET                        ITT
                   Postal                         Most one-dimensional bar         Etc. (over 350)
                                                    code symbologies
                                                  Dual-track magnetic stripe
                                                  Fully user programmable

Bar Code
1000 Series,       Manufacturing applications     Reads and autodiscriminates      Apple Macintosh     Wand
1700 Series,       Inventory control                the following symbologies:     AT&T                Slot
2000 Series        Work-in-process tracking         Code 39, Code 128,             DEC                 Laser scanner
                   Shop floor control               Codabar, Interleaved 2 of      IBM                 CCD scanner
                                                  5,
                   Warehousing                      UPC, EAN and MSI               IBM PC and          Magnetic stripe
                   Point of sale                    Plessey                          compatibles       Badge reader
                   Hospital health industry       Fully user programmable          ITT
                   Video cassette rental          Dual-track                       Memorex
                   Government                     Magnetic stripe                  NCR
                   Document tracking                                               UNISYS
                                                                                   Wyse
                                                                                   Etc. (over 300)


                            Distribution and Support

         Domestically, the Company markets its software products through distributors, including Ingram Micro, Merisel, Tech Data; computer superstores, such as Best Buy, CompUSA, Computer City, and Egghead; mail order houses, including PC Connection, MicroWarehouse, and Computer Discount Warehouse; and office superstores, such as OfficeMax and Office Depot. High-speed and integrator products are primarily sold through Law Cypress Distributing Company, which works with the Company to serve value-added resellers and systems integrators of imaging products. Accordingly, the Company will be dependent upon the continued reliability and financial stability of such distributors and resellers, which are not under the direct control of the Company.

         Sales of software products to Ingram Micro represented approximately 23 percent, 28 percent, and 22 percent of the Company's net revenues during 1997, 1996, and 1995, respectively. Should this customer have a significant change in its quarterly buying pattern or its financial condition, the Company could experience a material adverse impact on its business and financial results. In addition, there are increasing numbers of companies competing for access to distribution channels. Distributors and retailers often carry competing products. Retailers of Caere's products typically have a limited amount of shelf space and promotional resources for which there is intense competition. There can be no assurance that distributors and retailers will continue to provide the Company's products with adequate levels of shelf space and promotional support. Failure to do so would have a material adverse effect on the Company's results of operations.

         The Company markets its transaction processing OCR and bar code products primarily through independent distributors, VARs, and hardware OEMs. The Company's agreements with OEMs typically grant an OEM the right to distribute the Company's products with the OEMs' microcomputers and other data collection equipment. VARs purchase the Company's products and incorporate them into systems integrated with the products of other manufacturers.

         Internationally, the Company's products are sold through distributors. At December 31, 1997, the Company had distributors servicing Western and Eastern Europe, Canada, Australia, New Zealand, South Korea, Mexico, and Japan. International revenues in 1997, 1996, and 1995 were approximately $18,659,000, $16,367,000, and $15,154,000, respectively. In most cases, the Company bills its international customers in U.S. dollars; therefore, such revenues are not subject to foreign currency fluctuations. However, fluctuations in exchange rates could affect demand for the Company's products by causing their prices to be out of line with products priced in the local currency. The Company's international revenues are subject to certain risks, such as export controls, import restrictions, longer payment cycles, greater difficulties in accounts receivable collections, and the requirement of complying with a wide variety of foreign laws. Although Caere has not previously experienced any difficulties under foreign law in exporting its products to other countries, there can be no assurance that the Company will not experience such difficulties in foreign countries in the future. Any such difficulties would have a material adverse effect on the Company's international sales. The Company is not currently affected adversely by such controls or regulations and is not aware of pending changes in export regulations that would adversely affect its international business or its ability to collect foreign receivables.

         The Company's agreements with its distributors generally provide for a limited right of return, with the distributors' receiving full credit of the product's purchase price, less any discounts, against a purchase order of equal or greater value. The Company monitors its returns and records provisions for estimated returns as shipments are made. During 1997, 1996, and 1995, returns have represented 2.6 percent, 3.2 percent, and 3.7 percent of revenues, respectively. Although Caere believes that it provides adequate allowances for returns, there can be no assurance that actual returns will not exceed the Company's allowances. Any product returns in excess of recorded allowances could result in a material adverse effect on operating results of the Company.

         The Company has a domestic sales and support staff of approximately 50 employees located throughout the United States and a European sales office, Caere GmbH, in Munich, Germany. In December 1996, the Company acquired Recognita Rt., a Hungarian provider of OCR and forms software solutions. Domestically, software product customers who register with the Company currently receive limited hotline technical support and product information at no cost. Additional technical support services are available on a "fee for support" basis thereafter. Outside of the U.S., software product customers currently receive technical support from a variety of Caere partners on a non-fee basis. The Company warrants to end users that software disks are free from media defects for three months. OCR and bar code hardware customers receive free telephone support, including assistance with installation, programming, and trouble shooting. OCR hardware products are warranted for one year, while bar code hardware products are warranted for between one and five years. In addition, the Company provides hardware customers with spare parts and repair services. OCR and bar code hardware customers also may purchase annual service contracts under which the Company performs service work as needed for the duration of the service contract.

                                   Competition

         The information management market is highly competitive and subject to rapid change along with constant pressure to reduce prices. The Company believes that the principal competitive factors in the software products market include accuracy, ease of understanding and use, product reliability, tolerance for poor media, product features and functions, price/performance characteristics, brand recognition, and quality of product support. Caere's competition within the microcomputer software industry ranges from large corporations to small independent software vendors. Caere also expects to encounter continued competition, both from established companies and from new companies that are now developing, or may develop, competing products. Competition in the software products market can be grouped into the following categories:

         The OmniPage, WordScan, and Recognita families of page recognition products contend with competition in two markets. First, several companies offer packaged OCR application programs through the retail distribution channel. These include ScanSoft, Inc. ("ScanSoft"), a division of Xerox Corporation, and several small, independent software vendors. The Company faces significant price competition in the retail channel. The second competitive market for the OmniPage family of recognition products is the OEM and reseller market in which companies license OCR technology to incorporate into different application software products, or "bundle" the technology with related hardware products, such as scanners or fax modems. Competitors include ScanSoft and several small independent software vendors. The Company experiences significant price competition in the OEM market and expects this to continue. In addition, the "bundled" OCR products themselves present competition to the Company's fully featured shrinkwrap product.

         PageKeeper has several direct competitors offering competing products in the growing desktop document management market. The competing products include, but are not limited to, PaperPort Deluxe by Visioneer, Paper Master by DocuMagix, Inc., and Pagis by ScanSoft. In addition, with decreasing prices driving affordable scanning solutions into the mainstream, Caere expects to face increasing competition in this product category from a variety of software developers in the future.

         OmniForm competes against various products in the electronic forms marketplace. In the forms creation segment, where OmniForm's technology takes an existing paper form and converts it into an electronic version, OmniForm has no direct competition. In the forms design and print segment of the electronic forms market, OmniForm competes with products such as Form Tool Gold by IMSI. In the form filling and submit segment of the electronic forms market, OmniForm competes with products including JetForm and FormFlow by JetForm Corporation. Finally, in the Internet/intranet publish and submit segment of the electronic forms market, OmniForm competes with JetForm by JetForm Corporation.

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

         Many of the Company's competitors have substantially greater financial, marketing, recruiting, and training resources than the Company. There can be no assurance that the Company will be successful in competing in the information management market.

                               Product Development

         The development and enhancement of the Company's OCR and desktop document management products have recently absorbed and are expected to continue to consume the greatest part of the Company's development effort. The Company believes that it must continue to upgrade and enhance its existing products to ensure that its products remain competitive. The introduction of new or enhanced products requires Caere to manage the transition from older products. Caere must manage new product introductions so as to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories, and ensure that adequate supplies of new products can be delivered to meet customer demands. There can be no assurance that future product transitions will be managed successfully by the Company.

         During 1997, 1996, and 1995, research and product development expenses were approximately $9,370,000, $7,069,000, and $7,915,000, respectively. In addition to internal product development, the Company incorporates software produced by other companies into its products. All such incorporation or use is pursuant to licensing agreements. See also "Product Protection." There can be no assurance that the research and development expenses incurred will not exceed development budgets or that new products will achieve market acceptance and generate sales sufficient to offset development costs.

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

                                     Backlog

         The majority of the Company's net revenues in a particular quarter has typically resulted from orders booked in that quarter. The Company considers backlog to be orders received and due to be filled within six months. Orders included in backlog typically may be canceled or rescheduled by customers without significant penalty. The Company's backlog at December 31, 1997, was approximately $930,000, compared to backlog at December 31, 1996, of approximately $694,000. Backlog primarily represents orders for the Company's hardware products, which represented approximately 14 percent of net revenues during 1997. There is typically little or no backlog for the Company's software products, as these products ship as soon as orders are received. Backlog as of any particular date should not be relied upon as indicative of the Company's net revenues for any future period.

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

                               Product Protection

         The Company relies upon proprietary technology, trade secrets, know-how, continuing technological innovations and licensing opportunities to maintain its competitive position. The Company attempts to protect its technology, and trade secrets with patents, copyrights, trade secret laws, technical measures, and non-disclosure agreements. The Company's policy is to file patent and copyright applications to protect technology, inventions, and improvements that are important to the development of its business. The Company has been issued a series of patents which directly relate to its products. Assurance cannot be given, however, that any patents issued to the Company will not be challenged, invalidated, or circumvented or that the rights granted by the patents will provide competitive advantages to the Company.

         In order to protect its ownership rights in its software products, the Company licenses such products to OEMs and resellers on a non-exclusive basis with contractual restrictions on reproduction, distribution, and transferability. In addition, the Company generally licenses its software in object code form only. The Company licenses its software products to end users by use of a "shrink-wrap" customer license that restricts the end user to personal use of the product. Despite these contractual restrictions, it may be possible for competitors or users to illegally copy the software or obtain information which the Company regards as proprietary.

         The Company also relies on trade secrets and proprietary know-how. The Company has been, and will continue to be, required to disclose its trade secrets and proprietary know-how to employees and consultants. Although the Company seeks to protect its trade secrets and proprietary know-how by entering into confidentiality agreements with such persons, there can be no assurance that these agreements will not be breached, that the Company would have an adequate remedy for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

         Because of technological developments in the industry in which the Company markets its products, it is possible that certain of the Company's products may infringe third party proprietary rights. From time to time the Company has received, and in the future may receive, notices of claims of infringement. In response to these claims, the Company may have to obtain licenses for an allegedly infringing product or stop selling such product and be liable for damages. There can be no assurances that any required licenses or rights could be obtained on commercially reasonable terms.

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

         Policing unauthorized use of technology is difficult, especially in the software industry. Software piracy can be expected to be a persistent problem for the software industry for the foreseeable future. Such piracy can be particularly egregious in international markets in which the Company distributes its products. The Company believes that, due to the rapid pace of technological change in the industry, factors such as knowledge, ability, frequent product enhancements, timeliness and quality of product support, and the experience of the Company's employees are more significant as a means to protect the Company's competitiveness than patent, copyright, and trade secret protection.

                                    Employees

         As of December 31, 1997, Caere employed 293 people. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good. The Company has utilized the services of consultants, third-party developers, and other vendors extensively in its sales, development, and manufacturing activities.

         Competition in the recruiting of personnel in the computer and data recognition industry is intense. The Company believes that its future success will depend in part on its continued ability to hire and retain qualified management, marketing and technical employees, and independent contractors. There can be no assurance that the Company will be able to attract and retain enough qualified employees. Caere does not carry any key person life insurance with respect to any of its personnel.

                             Additional Risk Factors

Fluctuating Revenues and Operating Results

         Caere's revenues and operating results have fluctuated in the past, and the Company's future revenues and operating results are likely to do so in the future, particularly on a quarterly basis.

         Caere's experience has been that a disproportionately large percentage of shipments has occurred in the third month of each fiscal quarter and that shipments tend to be concentrated in the latter half of that month. Backlog early in a quarter is generally not large enough to assure that Caere will meet its revenue target for any particular quarter. A shortfall in shipments at the end of any particular quarter may cause the operating results for that quarter to fall significantly short of anticipated levels.

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

Lack of Product Revenue Diversification

         Caere derived approximately 72 percent of sales in 1997 and 1996 from the OmniPage and WordScan line of products. Caere expects that these software products will continue to account for a majority of the Company's sales in the future. A decline in demand for these products as a result of competition, technological change, or other factors would have a material adverse effect on the Company's results of operations.

Mature Markets for Certain OCR Products

         For fiscal years ended December 31, 1997, 1996, and 1995, Caere derived approximately 13 percent, 14 percent, and 16 percent, respectively, of its net revenues from sales of its transaction processing OCR and bar code products. The market for both of these sets of products is relatively mature and may not be subject to growth or expansion in the future. Moreover, mature markets are typically characterized by severe price competition. There can be no assurance that Caere's hardware-based transaction processing products will continue to be a significant source of revenues or profitability for the Company.

Possible Volatility of Caere Stock Price

         The prices for Caere's Common Stock have fluctuated widely in the past. The management of Caere believes that such fluctuations may have been caused by announcements of new products, quarterly fluctuations in the results of operations, and other factors, including, but not limited to, changes in conditions of the personal computer industry in general. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by Caere and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. Caere anticipates that prices for Caere Common Stock may continue to be volatile. Such future stock price volatility for Caere's Common Stock may provoke the initiation of securities litigation, which may divert substantial management resources and have an adverse effect on Caere and on the Company's results of operations.

Effect of Antitakeover Provisions of Delaware Law and Caere's Charter Documents

         Caere is a corporation organized under the laws of the state of Delaware. Certain provisions of Delaware General Corporation Law ("Delaware Law"), and the charter documents of Caere may have the effect of delaying, deferring, or preventing changes in control or management of Caere. Caere is subject to the provisions of Section 203 of the Delaware Law, which has the effect of restricting changes in control of a company. In addition, Caere's Board of Directors is divided into three separate classes. Caere's Board has authority to issue up to 2,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of such shares without any further vote or action by its stockholders. Caere also has a Preferred Share Rights Plan (the "Shareholder Rights Plan"). The effect of the antitakeover protections of the Delaware Law, the Caere charter documents, and the Shareholder Rights Plan could be to make it more difficult for a third party to acquire, or could discourage a third party from acquiring, a majority of the outstanding stock of Caere.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                                      PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Incorporated by reference to the section of the Company's 1997 Annual Report to Stockholders entitled "Quarterly Results of Operations," page 32.

Item 6.  SELECTED FINANCIAL DATA.

         Incorporated by reference to the section of the Company's 1997 Annual Report to Stockholders entitled "Financial Highlights," page 2.

     Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Incorporated by reference to the section of the Company's 1997 Annual Report to Stockholders entitled "Management's Discussion and Analysis," pages 16 through 20.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Incorporated by reference to the sections of the Company's 1997 Annual Report to Stockholders entitled "Financial Statements," pages 21 through 32.

         Supplementary data for the year ending December 31, 1996, is as follows:

QUARTERLY RESULTS OF OPERATIONS (Unaudited)
                                                                                                             Year
(In thousands, except per share data)                                          1996, Quarter Ended
                                                Mar 31         Jun 30         Sep 30       Dec 31     Dec 31, 1996

Net revenues                                   $13,556        $13,989        $13,403      $13,580          $54,528
Gross margin                                     9,241          9,532          9,130       10,152           38,055
In-process research and development                 --             --             --        4,373            4,373
Write-down of investment in ZyLAB                   --             --             --        2,616            2,616
Earnings (loss) before income taxes              1,609          1,844          1,691      (4,648)              496
Net earnings (loss)                              1,300          1,475          1,522      (3,901)              396
Net earnings (loss) per share                     $.10           $.11           $.11       $(.31)             $.03
Shares used in per share calculations           13,459         13,820         13,342       12,596           13,319

Common stock price per share:
   High                                          $9.00         $13.38         $12.50       $11.50           $13.38
   Low                                            6.63           8.63           8.00         7.63             6.63

     Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Incorporated by reference to the sections of the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be held May 13, 1998, entitled "Election of Directors" and "Management."

Item 11.  EXECUTIVE COMPENSATION.

         Incorporated by reference to the sections of the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders entitled "Executive Compensation," "Compensation of Directors," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated by reference to the section of the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders entitled "Security Ownership of Management and Principal Stockholders."

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference to the section of the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders entitled "Executive Compensation," "Compensation of Directors," and "Stock Option Grants and Exercises."

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)       1.      Index to Financial Statements

                  The following documents are incorporated in Part II of this Annual Report by reference to the 1997 Annual Report to Stockholders:

                                                                                                   Annual Report to
                                                                                                     Stockholders
           Consolidated Balance Sheets as of December 31, 1997 and 1996                                Page 21
           Consolidated Statements of Earnings for each of the years in the three-year
              period ended December 31, 1997                                                           Page 22
           Consolidated Statements of Stockholders' Equity for each of the years in the
              three-year period ended December 31, 1997                                                Page 23
           Consolidated Statements of Cash Flows for each of the years in the
              three-year period ended December 31, 1997                                                Page 24
           Notes to the Consolidated Financial Statements                                              Pages 25-32
           Independent Auditors' Report                                                                Page 32

                  With the exception of the information expressly incorporated by reference into Items 5, 6, 7, and 8 of this Annual Report, the 1997 Annual Report to Stockholders, attached as Exhibit 13.1, is not deemed filed as part of this report.


         2.       Financial Statement Schedules

                  The following financial statement schedule is filed as a part of this Annual Report and should be read in conjunction with the Financial Statements:

         Schedule II - Valuation and Qualifying Accounts

                  All other schedules are omitted because they are not required, or not applicable, or because the required information is included in the 1997 Annual Report to Stockholders, filed as Exhibit 13.1.

         3.       Exhibits
      Exhibit
      Number                 Description
           2.1        Agreement and Plan of  Reorganization  dated as of October 14, 1994,  between the Company and
                      Calera Recognition Systems, Inc. (5)
           3.1        Certificate of Incorporation of the Company. (1) (exhibit 3.4)
           3.1(i)     Certificate of Amendment filed with the Delaware Secretary of State October 13, 1994. (6)
           3.1(ii)    Agreement  of Merger  between  the  Caere  Acquisition  Corporation  and  Calera  Recognition
                      Systems,  Inc.  as filed with the  California  Secretary  of State  December  20,  1994.  (6)
                      (exhibit 3.5)
           3.2        By-laws of the Company. (1) (exhibit 3.5)
           4.1        Reference is made to Exhibits 3.1 and 3.2.
          *10.1       1981  Incentive  Stock Option Plan,  as amended,  and related form of incentive  stock option agreement. (4) (exhibit 10.1)
          *10.2       1981  Supplemental  Stock Option Plan,  as amended,  and related form of  supplemental  stock option agreement. (4) (exhibit 10.2)
           10.3       Lease  Agreement  for 100 Cooper  Court,  dated  November 27,  1991,  between the Company and
                      Vasona Business Park. (7)
           10.4       Lease  Agreement  for 104 Cooper  Court,  dated  November 27,  1991,  between the Company and
                      Vasona Business Park. (7)
           10.5       Form of  Indemnity  Agreement  between  the  Company  and its  officers  and  directors.  (1)
                      (exhibit 10.12)
          *10.7       Employee Stock Purchase Plan. (2) (exhibit 10.15)
          *10.8       1992 Officer Bonus Plan. (4) (exhibit 10.9)
          *10.9       1992 Non-Employee Directors' Stock Option Plan. (4) (exhibit 10.10)
           10.10      Preferred Share Purchase Rights Plan. (3) (exhibit 1)
          *10.11      Executive  Compensation  and  Benefits  Continuation  Agreement,   Robert  G.  Teresi,  dated
                      December 28, 1994. (6)
           11.1       Statement regarding computation of net earnings (loss) per share.
           13.1       1997 Annual Report to Stockholders.
           21.1       Subsidiaries of the Company.
                23.1   Consent of KPMG Peat Marwick LLP.
           24.1       Power of Attorney.  Reference is made to page 18.

         * Management contract or compensatory plan or arrangement.

      (1) Incorporated by reference to the corresponding or indicated exhibit to the Company's Registration Statement on Form S-1, as amended (File No. 33-30842).
      (2) Incorporated by reference to the corresponding exhibit in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1990.
      (3) Incorporated by reference to the indicated exhibit in the Company's Form 8-K Current Report filed on April 18, 1991.
      (4) Incorporated by reference to the corresponding or indicated exhibit to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1991.
      (5) Incorporated by reference to Caere's Registration Statement on Form S-4 (File No. 33-85840). (6) Incorporated by reference to the corresponding or indicated exhibit to the Company's Form 10-K Annual
           Report for the fiscal year ended December 31, 1994.
      (7) Incorporated by reference to the corresponding or indicated exhibit to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1995.

 (b)       Reports on Form 8-K.

           None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CAERE CORPORATION



Dated: March 25, 1998                           By:  /S/Blanche M. Sutter
                                                     Blanche M. Sutter
                                                     Executive Vice President,
                                                     Chief Financial Officer and
                                                     Secretary

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert G. Teresi and Blanche M. Sutter, or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her, in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                       Title                                 Date

/S/Robert G. Teresi                   Chairman of the Board,                      March 25, 1998
Robert G. Teresi                      Chief Executive Officer
                                      (Principal Executive Officer)

/S/James K. Dutton                    Director                                    March 25, 1998
James K. Dutton

/S/Robert J. Frankenberg              Director                                    March 25, 1998
Robert J. Frankenberg

/S/Blanche M. Sutter                  Executive Vice President,                   March 25, 1998
Blanche M. Sutter                     Chief Financial Officer and Secretary
                                      (Principal Financial and Accounting Officer)



                                                                  EXHIBIT 11.1

                                CAERE CORPORATION
                      ------------------------------------
                         STATEMENT REGARDING COMPUTATION
                            OF NET EARNINGS PER SHARE
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------
                                                          1997           1996           1995
                                                    ----------------------------------------------

                                                    ----------------------------------------------

Net earnings                                                 $3,140           $396         $2,397
                                                    ==============================================



Weighted average common shares outstanding for
basic earnings per share calculation                         13,123         13,120         13,172

   Effect of dilutive common equivalents
      shares - stock options outstanding                        142            199            366

Weighted  average  common  shares and  dilutive
common  equivalent  shares outstanding for diluted  ==============================================
earnings per share calculation                               13,265         13,319         13,538
                                                    ==============================================


Basic earnings per share                                      $0.24          $0.03          $0.18
                                                    ==============================================

Diluted earnings per share                                    $0.24          $0.03          $0.18
                                                    ==============================================


There were no reconciling items in the numerators between the basic and diluted earnings per share computations. Options excluded from the computation of earnings per share because their effect on earnings per share was antidilutive, but which could dilute basic earnings per share in future periods, were as follows: 564 in 1997, 26 in 1996, and 84 in 1995.

                                  EXHIBIT 21.1




                              LIST OF SUBSIDIARIES


                           Caere FSC Corporation, Guam

                               Caere GmbH, Germany

                             Recognita Rt., Hungary

                            Formonix, Inc., Colorado

                                  EXHIBIT 23.1

                     REPORT ON FINANCIAL STATEMENT SCHEDULE
                       AND CONSENT OF INDEPENDENT AUDITORS




The Board of Directors and Stockholders
Caere Corporation:

The audits referred to in our report dated January 26, 1998, included the related consolidated financial statement schedule for each of the years in the three-year period ended December 31, 1997, included in the annual report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Or responsibility is to express an opinion on this consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We consent to incorporation by reference in the registration statements (Nos. 33-35033, 33-49114, 33-32992, 33-66430, 33-81708, 33-87824, 33-81680, 33-60027,
333-02293,  33-10803, 333-30993, and 333-31019) on Form S-8 of Caere Corporation
of our reports dated January 26, 1998, relating to the consolidated balance sheets of Caere Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, and the related schedule, which reports appear or are incorporated by reference in the December 31, 1997, annual report on Form 10-K of Caere Corporation.




                                                       KPMG Peat Marwick LLP

Mountain View, California
March 24, 1998



                                CAERE CORPORATION
INDEX OF EXHIBITS

         Exhibit
         Number       Description
         2.1          Agreement and Plan of Reorganization dated as of October 14, 1994, between the Company and Calera Recognition Systems, Inc. (5)(exhibit 2.01)
         3.1          Certificate  of  Incorporation  of the Company.  (1)(exhibit  3.4)
         3.1(i)       Certificate of Amendment  filed with the Delaware  Secretary of State
                      October 13, 1994. (6)
         3.1(ii)      Agreement of Merger between the Caere Acquisition Corporation and
                      Calera Recognition Systems, Inc. as filed with the California Secretary of State December 20, 1994. (6)
         3.2          By-laws of the Company. (1)(exhibit 3.5)
         4.1          Reference is made to Exhibits 3.1 and 3.2.
        *10.1         1981 Incentive Stock Option Plan, as amended, and related form of incentive stock option agreement. (4)(exhibit 10.1)
        *10.2         1981 Supplemental Stock Option Plan, as amended, and related form of supplemental stock option agreement. (4)(exhibit 10.2)
         10.3         Lease Agreement for 100 Cooper Court, dated November 27, 1991, between the Company and Vasona Business Park. (7)(exhibit 10.3)
         10.4         Lease Agreement for 104 Cooper Court, dated November 27, 1991, between the Company and Vasona Business Park. (7)(exhibit 10.4)
         10.5         Form of Indemnity Agreement between the Company and its officers and directors. (1)(exhibit 10.12)
        *10.7         Employee Stock Purchase Plan. (2)(exhibit 10.15)
        *10.8         1992 Officer Bonus Plan. (4)(exhibit 10.9)
        *10.9         1992 Non-Employee Directors' Stock Option Plan. (4)(exhibit 10.10)
         10.10        Preferred Share Purchase Rights Plan. (3)(exhibit 1)
         10.11        Executive Compensation and Benefits Continuation Agreement,
                      Robert G. Teresi, dated December 28, 1994. (6)
         11.1         Statement regarding computation of net earnings (loss) per share.
         13.1         1997 Annual Report to Stockholders.
         21.1         Subsidiaries of the Company.
         23.1         Consent of KPMG Peat Marwick LLP.
         24.1         Power of Attorney.  Reference is made to page 18.

         * Management contract or compensatory plan or arrangement.

      (1) Incorporated by reference to the corresponding or indicated exhibit to the Company's Registration Statement on Form S-1, as amended (File No. 33-30842).
      (2) Incorporated by reference to the corresponding exhibit in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1990.
      (3) Incorporated by reference to the indicated exhibit in the Company's Form 8-K Current Report filed on April 18, 1991.
      (4) Incorporated by reference to the corresponding or indicated exhibit to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1991.
      (5) Incorporated by reference to Caere's Registration Statement on Form S-4 (File No. 33-85840). (6) Incorporated by reference to the corresponding or indicated exhibit to the Company's Form 10-K Annual
           Report for the fiscal year ended December 31, 1994.
      (7) Incorporated by reference to the corresponding or indicated exhibit to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1995.


                                CAERE CORPORATION
                                   SCHEDULE II
                                 ---------------
                        VALUATION AND QUALIFYING ACCOUNTS
                                December 31, 1997

                                 (In Thousands)

                                                                 Additions
                                                           ---------------------------------
                                                Balance at     Charged to       Charged                      Balance
                                                 Beginning      Costs and      To Other                    at End of
                  Description                    of Period       Expenses      Accounts    Deductions         Period



Year Ended December 31, 1995
  Allowance for returns, coop advertising
      and other customer credits                    $2,273         $1,828    $                 $2,399         $1,702
                                                                                     --
                                            =========================================================================


  Accumulated amortization of
    software development costs                      $2,730           $683    $             $       --         $3,413
                                                                                     --
                                            =========================================================================



Year Ended December 31, 1996
  Allowance for returns, coop advertising
      and other customer credits                    $1,702         $1,578    $                 $1,765         $1,515
                                                                                     --
                                            =========================================================================


  Accumulated amortization of
    software development costs                      $3,413           $734    $             $       --         $4,147
                                                                                     --
                                            =========================================================================



Year Ended December 31, 1997
  Allowance for returns, coop advertising
      and other customer credits                    $1,515         $2,189    $                 $1,617         $2,087
                                                                                     --
                                            =========================================================================


  Accumulated amortization of
    software development costs                      $4,147           $508    $             $       --         $4,655
                                                                                     --
                                            =========================================================================
