Form 10-K405/A
period 1997-12-31
CAERE CORP
filed 1998-04-02
CIK 854916

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K405/A
                                 AMENDMENT NO. 1

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 0-18090

                                CAERE CORPORATION
             (Exact name of registrant as specified in its charter)


             DELAWARE                                      94-2250509
 (State or other jurisdiction of                  (IRS Employer Identification
  incorporation or organization)                            Number)


         100 COOPER COURT                                    95032
      LOS GATOS, CALIFORNIA                                (Zip Code)
 (Address of principal executive
             offices)

                                 (408) 395-7000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.001 PAR VALUE
                         PREFERRED SHARE PURCHASE RIGHTS
                                (TITLE OF CLASS)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock reported on the Nasdaq National Market on March 31, 1997 was approximately $160,136,000.

        The number of shares of Common Stock outstanding as of March 1, 1998 was, 13,006,008.

                       DOCUMENTS INCORPORATED BY REFERENCE

        (1) Definitive proxy statement filed with the Securities and Exchange Commission relating to the Company's 1997 Annual Meeting of Stockholders to be held May 13, 1998 (Part III of Form 10-K).

        (2) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1997 (Parts II and IV of Form 10-K).
================================================================================

                                     PART IV

 ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     1.     Index to Financial Statements

        The following documents are incorporated in Part II of this Annual Report by reference to the 1997 Annual Report to Stockholders:

                                                                           Annual Report to Stockholders

Consolidated Balance Sheets as of December 31, 1997 and 1996               Page 21

Consolidated Statements of Earnings for each of the years in the           Page 22
three-year period ended December 31, 1997

Consolidated Statements of Stockholders' Equity for each of the            Page 23
years in the three-year period ended December 31, 1997

Consolidated Statements of Cash Flows for each of the years in             Page 24
the three-year period ended December 31, 1997

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

        3.     Exhibits

 Exhibit Number           Description

       2.1        Agreement and Plan of Reorganization dated as of October 14,
                  1994, between the Company and Calera Recognition Systems, Inc.(5)

       3.1        Certificate of Incorporation of the Company.(1) (exhibit 3.4)

       3.1(i)     Certificate of Amendment filed with the Delaware
                  Secretary of State October 13, 1994.(6)

       3.1(ii)    Agreement of Merger between Caere Acquisition Corporation
                  and Calera Recognition Systems, Inc. as filed with the
                  California Secretary of State December 20, 1994.(6) (exhibit
                  3.5)

       3.2        Amended Bylaws of the Company.(8) (exhibit 3.4)

       4.1        Reference is made to Exhibits 3.1 and 3.2.

     *10.1 1981 Incentive Stock Option Plan, as amended, and related form of incentive stock option agreement.(8)

     *10.2 1981 Supplemental Stock Option Plan, as amended, and related form of supplemental stock option agreement.(8)


      10.3 Lease Agreement for 100 Cooper Court, dated November 27, 1991, between the Company and Vasona Business Park.(7)

      10.4 Lease Agreement for 104 Cooper Court, dated November 27, 1991, between the Company and Vasona Business Park.(7)

      10.5 Form of Indemnity Agreement between the Company and its officers and directors.(1) (exhibit 10.12)

     *10.6        Employee Stock Purchase Plan.(8)

     *10.7        1992 Officer Bonus Plan.(4) (exhibit 10.9)

     *10.8        1992 Non-Employee Directors' Stock Option Plan.(8)

      10.9        Preferred Share Purchase Rights Plan.(3) (exhibit 1)

     *10.10       Executive Compensation and Benefits Continuation Agreement,
                  Robert G. Teresi, dated December 28, 1994.(6)

      11.1 Statement regarding computation of net earnings (loss) per share.(9)

      13.1        1997 Annual Report to Stockholders.

      21.1        Subsidiaries of the Company.(9)

      23.1        Consent of KPMG Peat Marwick LLP.(9)

      24.1        Power of Attorney. Reference is made to page 18.(9)

      27          Financial Data Schedule.(9)

*Management contract or compensatory plan or arrangement.

---------------------------------

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

        (8) Incorporated by reference to the corresponding or indicated exhibit to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1996.

        (9) Incorporated by reference to the corresponding or indicated exhibit to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1997.


(b)     Reports on Form 8-K.

        None.

                                    SIGNATURE

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CAERE CORPORATION


April 2, 1998
                                    /s/ BLANCHE M. SUTTER
                                    --------------------------------------------
                                    Executive Vice President, Chief Financial
                                    Officer and Secretary

                                CAERE CORPORATION

                                INDEX OF EXHIBITS


Exhibit Number                 Description

     13.1                   1997 Annual Report to Stockholders.