Form 10-Q
period 1998-03-31
CAERE CORP
filed 1998-05-11
CIK 854916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998 or

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

                                                        Outstanding
           Class                                       March 31, 1998

           Common Stock
          $.001 par value                                12,964,843

                           This is page 1 of 15 pages


                                CAERE CORPORATION
                                      INDEX

                          PART I. Financial Information


                                                                                                         Page
ITEM 1.          Financial Statements

                 Condensed Consolidated Balance Sheets - March 31, 1998
                      and December 31, 1997                                                                 3

                 Condensed Consolidated Statements of Operations -- Three Months
                      Ended March 31, 1998 and 1997                                                         4

                 Condensed Consolidated Statements of Cash Flows - Three Months
                      Ended March 31, 1998 and 1997                                                         5

                 Notes to Condensed Consolidated Financial Statements                                    6-9

ITEM 2.          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                               10-15



                           PART II. Other Information

ITEM 6.          Exhibits and Reports on Form 8-K                                                         16

SIGNATURES                                                                                                16



                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                CAERE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)
                                                                              March 31,          December 31,
                                                                                1998                 1997

                                     ASSETS

Cash and cash equivalents                                                  $     5,675         $     16,417
Short-term investments                                                          45,065               33,156
Receivables                                                                      4,297                5,263
Inventories (Note B)                                                             1,952                1,917
Deferred income taxes                                                            3,241                3,241
Other current assets                                                             939                  990
                                                                           -----------         ----------
         Total current assets                                                   61,169               60,984

Property and equipment, net                                                      4,384                4,781
Other assets                                                                     1,648                1,535
                                                                           -----------         ------------

         Total assets                                                      $    67,201         $     67,300
                                                                           ===========         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other payables                                        $     5,695         $     6,091

Preferred stock, $.001 par value:  authorized 2,000,000
  shares; none issued or outstanding                                                 -                    -
Common stock, $.001 par value:  authorized 30,000,000
  shares; issued and outstanding 12,964,843 and 13,107,235
  shares                                                                            13                   13
Additional paid-in capital                                                      55,681               57,629
Accumulated other comprehensive income                                              91                   91
Retained earnings                                                                5,721                3,476
                                                                           -----------         ------------

         Total stockholders' equity                                             61,506               61,209
                                                                           -----------         ------------

         Total liabilities and stockholders' equity                        $    67,201         $     67,300
                                                                           ===========         ============


The accompanying notes are an integral part of the condensed consolidated financial statements.



                                CAERE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                 1998                1997


Net revenues                                                                      $15,659            $12,572

Cost of revenues                                                                    3,427              3,716
                                                                                    -----              -----

                                                                                   12,232              8,856
                                                                                   ------              -----
Operating expenses:
  Research and development                                                          2,947              2,002
  Selling, general and administrative                                               7,058              6,312
   In-process research and development                                                 --              2,935
                                                                                 --------            -------

                                                                                   10,005             11,249
                                                                                   ------             ------

  Operating earnings (loss)                                                         2,227             (2,393)

Interest income, net                                                                  587                562
                                                                                   ------             ------

  Earnings (loss) before income taxes                                               2,814             (1,831)

Income tax expense                                                                    569                110
                                                                                   ------             ------

  Net earnings (loss)                                                              $2,245            $(1,941)
                                                                                   ======            ========

Basic earnings (loss) per share                                                     $0.17           $(0.15)
                                                                                    =====           =======
Diluted earnings (loss) per share                                                   $0.17           $(0.15)
                                                                                    =====           =======

Weighted average shares used in basic earnings (loss) per share
calculation                                                                        13,064             12,682
                                                                                   ======             ======
Weighted average shares used in diluted earnings (loss) per share
calculation                                                                        13,561             12,682
                                                                                   ======             ======

The accompanying notes are an integral part of the condensed consolidated financial statements.



                                CAERE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                         1998            1997
Cash flows from operating activities:
  Net earnings (loss)                                                               $    2,245     $    (1,941)
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                                          718              787
    In-process research and development                                                     --            2,935
    Amortization of capitalized software development costs                                 138              117
    Tax benefit associated with exercise of stock options                                   30              --
    Changes in operating assets and liabilities:
         Receivables, net                                                                  966             (756)
         Inventories                                                                       (35)             343
         Other current assets                                                               51             (533)
         Accrued expenses and other payables                                              (396)            (779)
                                                                                    -----------    -------------
         Net cash provided by operating activities                                       3,717              173
                                                                                    ----------     ------------
Cash flows from investing activities:
    Short-term investments, net                                                        (11,909)         (8,231)
    Capital expenditures                                                                  (258)           (738)
    Capitalized software development costs                                                 (75)           (408)
    Other assets                                                                          (239)             183
                                                                                    -----------    ------------
         Net cash used for investing activities                                        (12,481)         (9,194)
                                                                                    -----------    ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                                   353             504
  Repurchase of stock                                                                   (2,331)             --
                                                                                    -----------    -----------
         Net cash provided by (used for) financing activities                           (1,978)            504
                                                                                    -----------    -----------
Net change in cash and cash equivalents                                                (10,742)         (8,517)

Cash and cash equivalents at beginning of period                                        16,417           11,663
                                                                                    ----------     ------------
Cash and cash equivalents at end of period                                          $    5,675     $      3,146
                                                                                    ==========     ============
Supplemental disclosures:
  Cash paid for income taxes                                                        $    1,717     $        709
                                                                                    ==========     ============
  Common stock issued for business acquisition                                      $       --     $      3,105
                                                                                    ==========     ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                CAERE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A)       Basis of Presentation

         The accompanying unaudited condensed consolidated balance sheets, statements of earnings, and statements of cash flows reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present the financial position of the Company as of March 31, 1998, and its results of operations and cash flows for the periods indicated.

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company filed audited financial statements with the Securities and Exchange Commission which included all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations and cash flows for the years ended December 31, 1997, 1996 and 1995, in its report on Form 10-K, as amended, for the year ended December 31, 1997 (the "Form 10-K"). These condensed financial statements should be read in conjunction with the financial statements contained in the Company's Form 10-K. The results of operations for the interim period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

B)       Inventories                                                 March 31, 1998             December 31, 1997
         -----------                                                 --------------             -----------------
                                                                                   (In thousands)
          A summary of inventories follows:

               Raw materials                                            $    572                   $    738
               Work in process                                               247                        226
               Finished goods                                              1,133                        953
                                                                        --------                   --------
                                                                        $1,952                     $1,917
                                                                        ======                     ======

C)       Earnings (Loss) Per Share

         In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 changes the standards for computing earnings per share ("EPS") by replacing the presentation of primary EPS with basic EPS for all periods presented. Basic EPS excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board ("APB") Opinion No. 15. All prior period share and per share amounts have been restated to comply with SFAS No. 128.

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                      1998                    1997

Net earnings (loss)                                                            $    2,245,000         $  (1,941,000)
                                                                                =============          =============

Shares used to compute basic earnings (loss) per share
   (weighted average common shares outstanding)                                     13,064,909             12,681,795

Dilutive common equivalent shares - stock options                                   496,370                     --
                                                                                --------------         -----------

Shares used to compute diluted earnings (loss) per share                            13,561,279             12,681,795
                                                                               ===============        ===============

Basic earnings (loss) per share                                                $           .17        $         (.15)
                                                                                ==============         ==============

Diluted earnings (loss) per share                                              $           .17        $         (.15)
                                                                                ==============         ==============


           There were no reconciling items in the numerators between the basic and diluted earnings per share computations. Options excluded from the computation of earnings per share because their effect on earnings per share was antidilutive, but which could dilute basic earnings per share in future periods, were as follows: 8,491 options with a weighted average exercise price of $12.53 in 1998, and 246,717 options with a weighted average exercise price of $8.50 in 1997.

D)         Business Acquisition

           On March 31, 1997, the Company acquired Formonix, Inc. ("Formonix"), a software developer located in Colorado. The total value of the acquisition was approximately $3,188,000. The Company issued 550,000 shares of Common Stock in exchange for all of the capital stock of Formonix. Using the closing price of the Company's Common Stock on the closing date of the acquisition, the valuation of the shares issued was approximately $3,105,000. Acquisition costs associated with the transaction totaled approximately $83,000 and consisted mainly of professional fees. The business combination was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements of the Company do not include Formonix until after the date of the acquisition.

           Acquired technology was valued using a risk-adjusted cash flow model, under which future expected cash flows were discounted taking into account risks related to existing markets, the technology's life expectancy, future target markets and potential changes thereto, and the competitive outlook for the technology. The analysis resulted in an allocation of approximately $253,000 to purchased software and the balance of approximately $2,935,000 to in-process technology, which had not yet reached technological feasibility and had no alternative future use, and accordingly, was charged to expense.

           The following summarized, pro forma results of operations assume the acquisition took place at the beginning of the period and excludes the $2,935,000 charge for acquired in-process technology.

                                                           Three months ended
                                                              March 31, 1997
          (In thousands, except per share amounts)

          Net revenues                                            $12,572
          Net earnings                                                851
          Diluted earnings per share                                 $.06

E)       Revenue Recognition

         The Company's recognizes revenue in accordance with Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," which supersedes SOP No. 91-1. SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post-contract customer support, installation, and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

F)       Comprehensive Income

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), was issued and established standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the disclosure but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. The Company has not determined the manner in which it will present the information required by SFAS No. 130 in its annual financial statements for the year ending December 31, 1998. The Company's total comprehensive income (loss) for all periods presented herein would not have differed from those amounts reported as net earnings (loss) in the condensed consolidated statements of operations.

G)       Segment Reporting

         In June 1997, SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131"), was issued and established standards for the manner in which public companies report information about operating segments in annual and interim financial statements issued to shareholders. The Company has not yet determined the manner in which it will present the information required by SFAS No. 131.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company notes that, except for the historical information contained herein, the matters discussed below contain forward-looking statements subject to risks and uncertainties that may cause the Company's actual results to differ materially. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Such risks and uncertainties include, but are not limited to, various important competitive and technological factors, such as pricing pressures; success of the "bundle and upgrade" business model, including the maintenance of the Company's relationships with scanner manufacturers, as well as customers opting to upgrade to newer or more fully featured products; the timely completion of additional product capabilities and software updates; changes in customer order patterns, the maintenance of relationships with retail distributors and dealers; manufacturing considerations, including the maintenance of margins in a declining-price environment, as well as risk of inventory obsolescence due to shifts in market demand and new product introductions; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission, including, but not limited to, the report on Form 10-K, as amended, for the year ended December 31, 1997.

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

Business Line Analysis

                        -------------- --------------- --------------- ------------- --------------- ----------------
Three Months Ending:                   March 31, 1998                                March 31, 1997
                          Software        Hardware                       Software       Hardware
                          Products        Products        Combined       Products       Products        Combined
Net revenues                  $13,743          $1,916         $15,659       $10,865          $1,707          $12,572
Cost of revenues                2,430             997           3,427         2,777             939            3,716
                                -----             ---           -----         -----             ---            -----
                               11,313             919          12,232        $8,088            $768           $8,856
Gross margin %                  82.3%           48.0%           78.1%         74.4%           45.0%            70.4%
                        -------------- --------------- --------------- ------------- --------------- ----------------

         Net revenues for software products increased 26% during the first quarter of 1998 to $13,743,000 from $10,865,000 in 1997, due primarily to continued strength in upgrade revenues of OmniPage Pro 8.0 and to increased royalties related to the bundled OCR and document management products. Revenues from Windows versions of OmniPage Pro increased 25% over the first quarter of 1997. During the first quarter of 1998, the Company began shipping OmniPage Pro
8.0 for the Macintosh platform and OmniForm 3.0 for Windows95. On a sequential basis, software product revenues were up 2% in the first quarter of 1998, from $13,445,000 during the fourth quarter of 1997. OmniForm product revenues increased 33% in the first quarter of 1998 compared to the first quarter of 1997, primarily due to the introduction of OmniForm 3.0.

         The marketplace for OCR software has been changing rapidly as a result of significant declines in scanner prices. To gain greater leverage in this expanding market the Company reduced the price of its OmniPage Pro upgrade products to $99 from $129 in April 1998. It is expected that the reduced price will generate sufficient increases in consumer demand to provide for continuing increases in quarterly software revenues. However, there can be no assurance that volume increases will result or will be adequate to increase revenues or that more consumers will purchase the software at the lower price point.

         Net revenues for hardware products increased 12% to $1,916,000 in the first quarter of 1998, compared to $1,707,000 during the same period in 1997. The primary reason for this improvement was increased shipments of transaction processing OCR products. It is common in this line of business for the Company to receive large, one-time orders for products periodically. This ordering pattern has historically resulted in significant fluctuations in quarterly hardware revenues. This trend is expected to continue.

         International sales increased 6% in the first quarter of 1998 compared to the first quarter of 1997, and accounted for approximately 33% of total sales in 1998, compared to 39% in 1997. The increase in international sales was primarily attributable to increased sales of upgrades of OmniPage Pro 8.0 for Windows, which started to ship during the fourth quarter of 1997. On a year to year comparison, the decrease in foreign sales in the first quarter as a percentage of total sales is primarily attributable to increased total revenues between the two periods.

Gross Margins

         Gross margins for software products improved from 74.4% in the first quarter of 1997 to 82.3% in the first quarter of 1998. The primary reason for the increase is increased royalty revenues between the two periods. Also contributing to the improvement in margins was the increase in overall software and hardware volume during the quarter, allowing fixed manufacturing costs to be spread over a higher level of production.

     There will be downward pressure on gross margins for software products in the future as a result of the Company's decision to reduce the price of its OmniPage Pro upgrade products. This decrease will be somewhat offset by anticipated volume increases that are expected to lead to improved economies of scale. However, there can be no assurance that production volumes will rise sufficiently or that the Company will be successful in securing more favorable pricing from key suppliers.

         Gross margins for hardware products increased to 48.0% in the first quarter of 1998 from 45.0% in the same period of 1997, due primarily to higher unit sales and revenues of transaction processing OCR products, which typically carry higher gross margins than other hardware products. Also contributing to the improved margin on hardware products was the fixed nature of a majority of the Company's hardware manufacturing overhead. As hardware product volumes increase, the level of manufacturing overhead does not increase in the same proportion.

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

Operating Expenses

         Research and development (R&D) expense increased 47% to $2,947,000 in the first quarter of 1998, from $2,002,000 during the same period of 1997. The increase in spending relates primarily to additional staffing associated with ongoing software development projects and the recognition of development expenses related to Formonix that were formerly treated as royalty expense. As a percentage of revenue, R&D expense increased to 19% of revenue in the first quarter of 1998, compared to 16% in the first quarter of 1997. This increase is attributable to the Company's commitment to developing new and improved products on a more timely and frequent basis.

         The Company is committed to providing continuing enhancements to current products, as well as developing new technologies for the future. This commitment will result in the Company's continuing to invest heavily in R&D during 1998. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalized $75,000 of software development costs during the first quarter of 1998, compared to $155,000 in the same period of 1997. In addition to this capitalization of internal R&D expenses, in connection with the Company's acquisition of Formonix in March 1997, the Company also capitalized approximately $253,000 of the acquisition cost during the first quarter of 1997. The costs capitalized related to the portion of the Formonix acquisition valuation which was allocated to existing products acquired. Amortization of capitalized software development costs was $138,000 in the first quarter of 1998, versus $117,000 for the comparable period in 1997.

         Selling, general and administrative (S,G&A) expenses increased 12% in the first quarter of 1998 to $7,058,000, from $6,312,000 during the same period of 1997. The primary factor for the increase was sales and support expenses associated with the Company's growing customer base resulting from the high-volume business generated by the "bundle and upgrade" model. As a percentage of revenue, S,G&A expense decreased to 45% of revenue in the first quarter of 1998, from 50% during the same period in 1997. This decrease is primarily attributable to higher net revenues between the comparable periods. The Company is attempting to control the level of S,G&A expenditures while it invests heavily in vital R&D projects. Nonetheless, the Company believes that S,G&A expense may increase in dollar terms in 1998 as necessary efforts to expand sales and marketing activities continue in the OCR, forms, and desktop document management areas.

         During the first quarter of 1997, a $2,935,000 one-time charge for in-process research and development was taken related to the Company's acquisition of Formonix in March 1997. This charge related to the portion of Formonix acquisition valuation represented by the present value of estimated cash flows expected to be generated by Formonix-related technology which, at the acquisition date, had not yet reached the point of technological feasibility and did not have an alternative future use.

Interest Income

         Interest income was $587,000 in the first quarter of 1998 compared to $562,000 in the same period of 1997. The increase in interest income was attributable to an increase in total cash and short-term investment balances between the comparable periods.

Income Taxes

         The Company's effective income tax rate in 1998 is expected to be between 20% and 25%, which is less than statutory rates, primarily due to the use of the Company's foreign sales corporation and increased utilization of net operating loss carryforwards assumed in its 1994 acquisition of Calera
Recognition Systems, Inc. ("Calera"). In the first quarter of 1998, the effective income tax rate was 20%, due primarily to the use of the Company's foreign sales corporation and to the expected utilization of the Calera net operating loss carryforwards in the 1998 fiscal year.

Net Earnings and Earnings Per Share

         Net earnings for the first quarter of 1998 were $2,245,000, compared to net loss of $1,941,000 during the same period in 1997. Diluted earnings per share were $.17 in the first quarter of 1998, versus a loss per share of $.15 in the comparable period of 1997. The first quarter 1997 loss resulted from the $2,935,000 one-time in-process research and development charge related to the Formonix acquisition. Excluding this one-time charge, diluted earnings for the first quarter of 1997 would have been $994,000, or $.08 per share, using 12,931,000 weighted average shares outstanding.

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

         Bundled products incorporating OmniPage and WordScan began shipping in significant quantities in the fourth quarter of 1994. Because of the lower per-unit revenue to the Company that results from the combined sale of a bundled product plus an upgrade, compared to the retail sale of a fully featured version of the software, the success of the "bundle and upgrade" program depends on increasing unit sales of upgrades for its success. There can be no assurance that Caere's transition to the "bundle and upgrade" business model will be successful and provide sufficient increase in unit volume in the future to offset reduced per-unit revenue. In addition, customers using the bundled product may defer or forego purchase of the Company's more fully featured versions of OmniPage and WordScan products if they find that the bundled products satisfy their recognition needs.

         A significant portion of the Company's net revenues is attributable to sales through the distribution channel. The Company's future operating results are dependent to a certain extent on its ability to maintain its existing relationships with such distributors. There can be no assurance that the Company will be able to maintain such relationships.

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

Liquidity and Capital Resources

         Caere's financial position remains strong at March 31, 1998. Working capital increased one percent to $55,474,000, from $54,893,000 at December 31, 1997. The Company has no long-term debt. The Company's cash and short-term investments totaled $50,740,000 at March 31, 1998. The Company believes that current cash balances and internally generated funds will be sufficient to meet its cash requirements through 1998.

         Caere generated cash from operating activities of $3,687,000 during the three months ended March 31, 1998. Uses of cash included $11,909,000 to purchase additional short-term investments and $2,331,000 to repurchase 200,000 shares of the Company's common stock, in addition to $258,000 for investments in capital equipment. During the first quarter of 1997, the Company generated cash from operating activities of $173,000. Uses of cash during that period included $8,231,000 to purchase short-term investments and $738,000 for capital equipment acquisitions.

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

"Year 2000" Compliance

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. In the Company's standard license agreements, the Company warrants to licensees that its software routines and programs are Year 2000 compliant (i.e. that they accurately process date-related data within any century and between two or more centuries). Although the Company believes its software products are Year 2000 compliant, there can be no assurance that the Company's software products contain all necessary software routines and programs necessary for the accurate calculation, display, storage and manipulation of data involving dates. If any of the Company's licensees experience Year 2000 problems, such licensee could assert claims for damages against the Company. Any such litigation could result in substantial costs and diversion of the Company's resources even if ultimately decided in favor of the Company. In addition, many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, financial condition, and results of operations.

         In addition, certain of the Company's internal computer systems are not "Year 2000" compliant. These systems will be upgraded within the next twelve months to become compliant. Management has not yet determined the cost related to achieving "Year 2000" compliance for its internal computer systems.

         There also can be no assurance that the Company's suppliers, vendors or other enterprises with which the Company interacts are or will be "Year 2000" compliant. Failure of third-party enterprises with which the Company interacts to achieve "Year 2000" compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

                           PART II. OTHER INFORMATION


                                     ITEM 6.

Exhibits and Reports on Form 8-K

(a)      Exhibits
                  * Exhibit 10.12 - Software License Agreement, between the Company and Hewlett-Packard Company, dated January 15, 1998.
                  Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K
                  No reports on Form 8-K were filed by the Company during the period covered by this report.

* Confidential treatment is being sought for portions of this exhibit.



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAERE CORPORATION

Date:  May 8, 1998

                                   /S/  Blanche M. Sutter
                                   Blanche M. Sutter, Executive Vice President
                                   and Chief Financial Officer
                                   (Principal Financial and Accounting Officer
                                   and Duly Authorized Officer)