Form 10-Q
period 1998-06-30
CAERE CORP
filed 1998-08-12
CIK 854916

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number     0-18090

                                CAERE CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              94-2250509
          --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 100 COOPER COURT, LOS GATOS, CALIFORNIA, 95032
                 ----------------------------------------------
                    (Address of principal executive offices)

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

                                  Yes X  No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

                                                       Outstanding
             Class                                     June 30, 1998
             -----                                     -------------
             Common Stock
             $.001 par value                           12,681,929


                           This is page 1 of 18 pages

                                CAERE CORPORATION
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                Page
                                                                                ----
ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets - June 30, 1998
              and December 31, 1997                                               3

          Condensed Consolidated Statements of Operations -- Three Months
              and Six Months Ended June 30, 1998 and 1997                         4

          Condensed Consolidated Statements of Cash Flows -- Six Months
              Ended June 30, 1998 and 1997                                        5

          Notes to Condensed Consolidated Financial Statements                  6-9

ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             10-16



                           PART II. OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders                   17

ITEM 5.   Other Information                                                     18

ITEM 6.   Exhibits and Reports on Form 8-K                                      18

SIGNATURES                                                                      18


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                CAERE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                    June 30,         December 31,
                                                                     1998             1997
                                                                    -------          -------
                              ASSETS

Cash and cash equivalents                                           $ 2,423          $16,417
Short-term investments                                               43,720           33,156
Receivables, net                                                      5,568            5,263
Inventories (Note B)                                                  1,883            1,917
Deferred income taxes                                                 3,241            3,241
Other current assets                                                    826              990
                                                                    -------          -------
           Total current assets                                      57,661           60,984

Property and equipment, net                                           4,191            4,781
Other assets                                                          2,081            1,535
                                                                    -------          -------

           Total assets                                             $63,933          $67,300
                                                                    =======          =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other payables                                 $ 6,913          $ 6,091

Preferred stock, $.001 par value:  authorized 2,000,000
  shares; none issued or outstanding                                     --               --
Common stock, $.001 par value:  authorized 30,000,000
  shares; issued and outstanding 12,681,929 and 13,107,235
  shares                                                                 13               13
Additional paid-in capital                                           48,893           57,720
Retained earnings                                                     8,114            3,476
                                                                    -------          -------

           Total stockholders' equity                                57,020           61,209
                                                                    -------          -------

           Total liabilities and stockholders' equity               $63,933          $67,300
                                                                    =======          =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                CAERE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                         Three Months Ended                  Six Months Ended
                                                                              June 30,                           June 30,
                                                                     --------------------------          --------------------------
                                                                       1998              1997              1998              1997
                                                                     --------          --------          --------          --------
Net revenues                                                         $ 16,168          $ 12,751          $ 31,827          $ 25,323

Cost of revenues                                                        3,883             3,353             7,310             7,069
                                                                     --------          --------          --------          --------

                                                                       12,285             9,398            24,517            18,254
                                                                     --------          --------          --------          --------
Operating expenses:
  Research and development                                              2,986             2,204             5,933             4,206
  Selling, general and administrative                                   6,855             6,683            13,913            12,995
  In-process research and development                                      --                --                --             2,935
                                                                     --------          --------          --------          --------

                                                                        9,841             8,887            19,846            20,136
                                                                     --------          --------          --------          --------

  Operating earnings (loss)                                             2,444               511             4,671            (1,882)

Interest income                                                           743               613             1,330             1,175
                                                                     --------          --------          --------          --------

  Earnings (loss) before income taxes                                   3,187             1,124             6,001              (707)

Income tax expense                                                        794               112             1,363               222
                                                                     --------          --------          --------          --------

  Net earnings (loss)                                                $  2,393          $  1,012          $  4,638          $   (929)
                                                                     ========          ========          ========          ========

Basic earnings (loss) per share                                      $   0.19          $   0.08          $   0.36          $  (0.07)
                                                                     ========          ========          ========          ========
Diluted earnings (loss) per share                                    $   0.18          $   0.08          $   0.34          $  (0.07)
                                                                     ========          ========          ========          ========

Weighted average shares used in basic earnings (loss) per
share calculation                                                      12,817            13,280            12,940            12,983
                                                                     ========          ========          ========          ========
Weighted average shares used in diluted earnings (loss) per
share calculation                                                      13,531            13,320            13,670            12,983
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

                                CAERE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               Six Months Ended
                                                                                  June 30,
                                                                         ---------------------------
                                                                           1998               1997
                                                                         --------           --------
Cash flows from operating activities:
  Net earnings (loss)                                                    $  4,638           $   (929)
  Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                           1,439              1,488
    In-process research and development                                        --              2,935
    Amortization of capitalized software development costs                    318                243
    Tax benefit associated with exercise of stock options                      30                 --
    Changes in operating assets and liabilities:
           Receivables, net                                                  (305)               (36)
           Inventories                                                         34                414
           Other current assets                                               164               (303)
           Accrued expenses and other payables                                822             (2,077)
                                                                         --------           --------
           Net cash provided by operating activities                        7,140              1,735
                                                                         --------           --------
Cash flows from investing activities:
    Short-term investments, net                                           (10,564)            (6,463)
    Capital expenditures                                                     (697)            (1,184)
    Capitalized software development costs                                   (150)              (558)
    Other assets                                                             (866)               127
                                                                         --------           --------
           Net cash used for investing activities                         (12,277)            (8,078)
                                                                         --------           --------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                    1,545                701
  Repurchase of stock                                                     (10,402)                --
                                                                         --------           --------
           Net cash provided by (used for) financing activities            (8,857)               701
                                                                         --------           --------
Net change in cash and cash equivalents                                   (13,994)            (5,642)

Cash and cash equivalents at beginning of period                           16,417             11,663
                                                                         --------           --------
Cash and cash equivalents at end of period                               $  2,423           $  6,021
                                                                         ========           ========
Supplemental disclosures:
  Cash paid for income taxes                                             $  2,091           $    991
                                                                         ========           ========
  Common stock issued for business acquisition                           $     --           $  3,105
                                                                         ========           ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                CAERE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A) Basis of Presentation

           The accompanying unaudited condensed consolidated balance sheets, statements of earnings, and statements of cash flows reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present the financial position of the Company as of June 30, 1998, and its results of operations and cash flows for the periods indicated.

           The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company filed audited financial statements with the Securities and Exchange Commission which included all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations and cash flows for the years ended December 31, 1997, 1996 and 1995, in its report on Form 10-K, as amended, for the year ended December 31, 1997 (the "Form 10-K"). These condensed financial statements should be read in conjunction with the financial statements contained in the Company's Form 10-K. The results of operations for the interim period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

B) Inventories                                         June 30, 1998                 December 31, 1997
   -----------                                         -------------                 -----------------
                                                                      (In thousands)
           A summary of inventories follows:
                Raw materials                          $     596                        $     738
                Work in process                              459                              226
                Finished goods                               828                              953
                                                       ---------                        ---------
                                                       $   1,883                        $   1,917
                                                       =========                        =========


C) Earnings (Loss) Per Share

           In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 changes the standards for computing earnings per share ("EPS") by replacing the presentation of primary EPS with basic EPS for all periods presented. Basic EPS excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board ("APB") Opinion No. 15. All prior period share and per share amounts have been restated to comply with SFAS No. 128.

                                                          Three Months Ended                          Six Months Ended
                                                               June 30,                                    June 30,
                                                   --------------------------------          ------------------------------------
                                                       1998                 1997                  1998                   1997
                                                   -----------          -----------          -------------          -------------
Net earnings (loss)                                $ 2,393,000          $ 1,012,000          $   4,638,000          $    (929,000)
                                                   ===========          ===========          =============          =============

Shares used to compute basic earnings
(loss) per share (weighted average common
shares outstanding)
                                                    12,816,982           13,280,285             12,940,261             12,982,694

Dilutive common equivalent shares - stock
 options
                                                       713,609               40,125                729,258                     --
                                                   -----------          -----------          -------------          -------------

Shares used to compute diluted earnings
 (loss) per share
                                                    13,530,591           13,320,410             13,669,519             12,982,694
                                                   ===========          ===========          =============          =============

Basic earnings (loss) per share                    $       .19          $       .08          $         .36          $        (.07)
                                                   ===========          ===========          =============          =============

Diluted earnings (loss) per share                  $       .18          $       .08          $         .34          $        (.07)
                                                   ===========          ===========          =============          =============


             There were no reconciling items in the numerators between the basic and diluted earnings per share computations. Options excluded from the computation of earnings per share because their effect on earnings per share was antidilutive, but which could dilute basic earnings per share in future periods, were as follows:

                                            Three Months Ended                   Six Months Ended
                                                  June 30,                           June 30,
                                         ---------------------------        ---------------------------
                                             1998            1997               1998            1997
                                         -----------     -----------        -----------     -----------
Options excluded                              29,692       1,312,004             15,923         491,659

Weighted average exercise price          $     14.25     $      8.59        $     14.25     $      9.78


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

                                                                              Six Months Ended
                                                                               June 30, 1997
           (In thousands, except per share amounts)

           Net revenues                                                            $25,323
           Net earnings                                                              1,863
           Diluted earnings per share                                              $   .14

E)         Revenue Recognition

           The Company recognizes revenue in accordance with Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, which supersedes SOP No. 91-1. SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post-contract customer support, installation, and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

F)         Comprehensive Income

           In June 1997, SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"), was issued and established standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the disclosure but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. The Company has not determined the manner in which it will present the information required by SFAS No. 130 in its annual financial statements for the year ending December 31, 1998. The Company's total comprehensive income (loss) for all periods presented herein would not have differed significantly from those amounts reported as net earnings (loss) in the condensed consolidated statements of operations.

G)         Segment Reporting

           In June 1997, SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information ("SFAS No. 131"), was issued and established standards for the manner in which public companies report information about operating segments in annual and interim financial statements issued to shareholders. The Company has not yet determined the manner in which it will present the information required by SFAS No. 131.


H)         Recently Issued Accounting Pronouncements

           The Financial Accounting Standards Board recently issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company must adopt SFAS No. 133 by October 1, 1999. The Company has not determined the impact that SFAS No. 133 will have on its financial statements.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The Company notes that, except for the historical information contained herein, the matters discussed below contain forward-looking statements subject to risks and uncertainties that may cause the Company's actual results to differ materially. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation to update this information or publicly release any revisions or reflect events or circumstances after the date of this report. Such risks and uncertainties include, but are not limited to, various important competitive and technological factors, such as pricing pressures; success of the "bundle and upgrade" business model, including the maintenance of the Company's relationships with scanner manufacturers, as well as customers opting to upgrade to newer or more fully featured products; the timely completion of additional product capabilities and software updates; changes in customer order patterns, the maintenance of relationships with retail distributors and dealers; manufacturing considerations, including the maintenance of margins in a declining-price environment, as well as risk of inventory obsolescence due to shifts in market demand and new product introductions; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission, including, but not limited to, the report on Form 10-K, as amended, for the year ended December 31, 1997.

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

BUSINESS LINE ANALYSIS

THREE MONTHS ENDING:                       JUNE 30, 1998                                         JUNE 30, 1997
                          SOFTWARE           HARDWARE                           SOFTWARE         HARDWARE
                          PRODUCTS           PRODUCTS         COMBINED          PRODUCTS         PRODUCTS           COMBINED
                          --------         -------------      ----------       ----------       --------------      ---------
Net revenues              $13,618           $ 2,550           $16,168           $11,351           $ 1,400           $12,751
Cost of revenues            2,616             1,267             3,883             2,485               868             3,353
                          -------           -------           -------           -------           -------           -------
                          $11,002           $ 1,283           $12,285           $ 8,866           $   532           $ 9,398
Gross margin %               80.8%             50.3%             76.0%             78.1%             38.0%             73.7%
                          -------           -------           -------           -------           -------           -------


SIX MONTHS ENDING:                        JUNE 30, 1998                                       JUNE 30, 1997
                          SOFTWARE          HARDWARE                            SOFTWARE          HARDWARE
                          PRODUCTS          PRODUCTS          COMBINED          PRODUCTS          PRODUCTS          COMBINED
                          --------        -------------       --------          --------        --------------      --------
Net revenues              $27,361           $ 4,466           $31,827           $22,216           $ 3,107           $25,323
Cost of revenues            5,046             2,264             7,310             5,262             1,807             7,069
                          -------           -------           -------           -------           -------           -------
                          $22,315           $ 2,202           $24,517           $16,954           $ 1,300           $18,254
Gross margin %               81.6%             49.3%             77.0%             76.3%             41.8%             72.1%
                          -------           -------           -------           -------           -------           -------

           Net revenues for software products increased 20 percent during the second quarter of 1998 to $13,618,000 from $11,351,000 in 1997, due primarily to increased shipments of OmniPage Pro 8.0 as well as OmniForm 3.0, which began shipping late in the first quarter of 1998. Also contributing to the increase in revenues for software products was the initial shipment of PageKeeper Standard, the first of the Company's new generation of document management products. Revenues from Windows 95/NT versions of OmniPage Pro increased 18 percent over the second quarter of 1997. On a sequential basis, software product revenues were down one percent in the second quarter of 1998, from $13,743,000 during the first quarter of 1998. The primary reason for the decline was the Company's price reduction of its OmniPage Pro upgrade product from $129 to $99, which was announced in the second quarter of 1998. For the six months ended June 30, 1998, net revenues for software products increased 23 percent to $27,361,000 from $22,216,000 during the same period of 1997, due primarily to increased shipments of OmniPage Pro, the introduction of OmniForm 3.0 and PageKeeper Standard and increased royalties related to bundled OCR and document management products.

           The marketplace for OCR software has been changing rapidly as a result of significant declines in scanner prices. To gain greater leverage in this expanding market the Company reduced the price of its OmniPage Pro upgrade product to $99 from $129 in April 1998. The Company expects that the reduced price will generate sufficient increases in consumer demand to provide for continuing increases in quarterly software revenues. However, there can be no assurance that volume increases will result or will be adequate to increase revenues or that more consumers will purchase the software at the lower price point.

           Net revenues for hardware products increased 82 percent to $2,550,000 in the second quarter of 1998, compared to $1,400,000 during the same period in 1997. The primary reason for this improvement was increased shipments of transaction processing OCR products. It is common in this line of business for the Company to receive large, one-time orders for products periodically. This ordering pattern has historically resulted in significant fluctuations in quarterly hardware revenues. This trend is expected to continue. On a sequential basis, revenues from hardware products increased 33 percent from $1,916,000 in the first quarter of 1998, due primarily to the increase in shipments of transaction processing OCR products. For the six months ended June 30, 1998, net revenues for hardware products increased 44 percent to $4,466,000 from $3,107,000 during the same period of 1997, due primarily to the same reason.

           International sales increased 52 percent in the second quarter of 1998, compared to the second quarter of 1997 and accounted for approximately 35 percent of total sales in the second quarter of 1998, compared to 29 percent in the second quarter of 1997. The increase in international sales was primarily attributable to increased shipments of OmniPage Pro 8.0 as well as OmniForm 3.0 in Europe. For the six months ended June 30, 1998, international sales increased 26 percent compared to the first half of 1997 and accounted for approximately 34 percent of total sales in each period. This increase was primarily attributable to increased shipments of OmniPage Pro 8.0 as well as the introduction of OmniForm 3.0.

GROSS MARGINS

           Gross margins for software products improved from 78.1 percent in the second quarter of 1997 to 80.8 percent in the second quarter of 1998. The primary reason for the improvement in margins was the increase in overall software and hardware volume during the quarter, allowing fixed manufacturing costs to be spread over a higher level of production. For the six months ended June 30, 1998, gross margins for software products improved to 81.6 percent, from 76.3 percent during the first half of 1997. This improvement was primarily attributable to the same factors, as well as an increase in royalty revenues between the two periods.

           There will be downward pressure on gross margins for software products in the future as a result of the Company's decision to reduce the price of its OmniPage Pro upgrade products. This decrease is expected to be somewhat offset by volume increases that shall lead to improved economies of scale. However, there can be no assurance that production volumes will rise sufficiently or that the Company will be successful in securing more favorable pricing from key suppliers.

           Gross margins for hardware products increased to 50.3 percent in the second quarter of 1998 from 38.0 percent in the same period of 1997, due primarily to higher unit sales and revenues of transaction processing OCR products, which typically carry higher gross margins than other hardware products. Also contributing to the improved margin on hardware products was the fixed nature of a majority of the Company's hardware manufacturing overhead. As hardware product volumes increase, the level of manufacturing overhead does not increase in the same proportion. For the six months ended June 30, 1998, gross margins for hardware products improved to 49.3 percent from 41.8 percent during the first half of 1997. This improvement was due to the same factors noted above.

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

OPERATING EXPENSES

           Research and development (R&D) expense increased 35 percent to $2,986,000 in the second quarter of 1998, from $2,204,000 during the same period of 1997. The increase in spending related primarily to additional staffing associated with ongoing software development projects. As a percentage of revenue, R&D expense increased to 18 percent of revenue in the second quarter of 1998, compared to 17 percent in the second quarter of 1997. This increase was attributable to the Company's commitment to developing new and improved products on a more timely and frequent basis. For the six months ended June 30, 1998, R&D expense increased 41 percent to $5,933,000, from $4,206,000 in the same period of 1997. As a percentage of revenue, R&D expense increased to 19 percent of revenue in 1998, from 17 percent in 1997. These increases were primarily attributable to the factors noted above.

           The Company is committed to providing continuing enhancements to current products, as well as developing new technologies for the future. This commitment will result in the Company's continuing to invest heavily in R&D during 1998. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalized $75,000 of software development costs during the second quarter of 1998, compared to $150,000 in the same period of 1997. Amortization of capitalized software development costs was $180,000 in the second quarter of 1998, versus $126,000 for the comparable period in 1997. For the six months ended June 30, 1998, capitalized software development costs totaled $150,000, compared to $305,000 during the first half of 1997. In addition to the capitalization of internal R&D expenses in 1997, in connection with the acquisition of Formonix in March 1997, the Company also capitalized approximately $253,000 of the acquisition cost. The costs capitalized related to the portion of the Formonix acquisition valuation which was allocated to existing products acquired. For the six-month period, amortization of capitalized software development costs was $318,000 in 1998, versus $243,000 in the comparable period of 1997.

           Selling, general and administrative (S,G&A) expenses increased three percent in the second quarter of 1998 to $6,855,000, from $6,683,000 during the same period of 1997. The primary factor for the increase was sales and support expenses associated with the Company's growing customer base resulting from the high-volume business generated by the "bundle and upgrade" model. As a percentage of revenue, S,G&A expense decreased to 42 percent of total revenue in the second quarter of 1998, from 52 percent during the same period in 1997. This decrease was primarily attributable to higher net revenues between the comparable periods. For the six months ended June 30, 1998, S,G&A expense increased seven percent to $13,913,000, or 44 percent of revenue, from $12,995,000, or 51 percent of revenue, during the first half of 1997. These changes were due to the same factors noted above. The Company is attempting to control the level of S,G&A expenditures while it invests heavily in vital R&D projects. Nonetheless, the Company believes that S,G&A expense may increase in dollar terms in 1998 as necessary efforts to expand sales and marketing activities continue in the OCR, forms, and desktop document management areas.

           During the first half of 1997, a $2,935,000 one-time charge for in-process research and development was taken related to the Company's acquisition of Formonix in March 1997. This charge related to the portion of the Formonix acquisition valuation represented by the present value of estimated cash flows expected to be generated by Formonix-related technology which, at the acquisition date, had not yet reached the point of technological feasibility and did not have an alternative future use.

INTEREST INCOME

           Interest income was $743,000 in the second quarter of 1998, compared to $613,000 in the same period of 1997. The increase in interest income was attributable to higher average cash and short-term investment balances between the comparable periods. For the six months ended June 30, 1998, interest income increased to $1,330,000, compared to $1,175,000 in the first half of 1997, due primarily to the same reason.

INCOME TAXES

           The Company's effective income tax rate in 1998 is expected to be between 23 percent and 28 percent, which is less than statutory rates, primarily due to the use of the Company's foreign sales corporation and increased utilization of net operating loss carryforwards assumed in its 1994 acquisition of Calera Recognition Systems, Inc. ("Calera"). In the first half of 1997, the effective income tax rate was 10 percent, due primarily to the use of the Company's foreign sales corporation and to the utilization of Calera net operating loss carryforwards in the 1997 fiscal year.

NET EARNINGS AND EARNINGS PER SHARE

           Net earnings for the second quarter of 1998 were $2,393,000, compared to $1,012,000 during the same period in 1997. Diluted earnings per share were $.18 in the second quarter of 1998, versus $.08 in the comparable period of 1997. For the six months ended June 30, 1998, net earnings were $4,638,000, or $.34 per share, compared to a net loss of $929,000, or $.07 per share, in the first half of 1997. The 1997 loss resulted from the $2,935,000 one-time in-process research and development charge related to the Formonix acquisition. Excluding this one-time charge, diluted earnings for the first half of 1997 would have been $2,006,000, or $.15 per share, using 13,125,000 weighted average shares outstanding for this pro forma diluted earnings per share calculation.

CERTAIN TRENDS AND RISKS

           The Company's future operating results may be affected by various uncertain trends and factors which are beyond the Company's control. These include, but are not limited to, adverse changes in general economic conditions, rising costs, or the occasional unavailability of needed components. In addition, the industry is characterized by rapid changes in the technologies affecting optical character recognition, forms technology, and document management technology. The industry has also become increasingly competitive, and, accordingly, the Company's results may also be adversely affected by the actions of existing or future competitors, including the development of new technologies, the introduction of new products, and the reduction of prices by such competitors to gain or retain market share.

           Bundled products incorporating OmniPage and WordScan began shipping in significant quantities in the fourth quarter of 1994. Because of the lower per-unit revenue to the Company that results from the combined sale of a bundled product plus an upgrade, compared to the retail sale of a fully featured version of the software, the success of the "bundle and upgrade" program depends on increasing unit sales of upgrades. There can be no assurance that the Company's transition to the "bundle and upgrade" business model will be successful and provide sufficient increase in unit volume in the future to offset reduced per-unit revenue. In addition, customers using the bundled product may defer or forego purchase of the Company's more fully featured versions of OmniPage and WordScan products if they find that the bundled products satisfy their recognition needs.

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

LIQUIDITY AND CAPITAL RESOURCES

           Caere's financial position remains strong at June 30, 1998. Working capital decreased eight percent to $50,748,000, from $54,893,000 at December 31, 1997. The Company has no long-term debt. The Company's cash and short-term investments totaled $46,143,000 at June 30, 1998. The Company believes that current cash balances and internally generated funds will be sufficient to meet its cash requirements through 1998.

           Caere generated cash from operating activities of $7,140,000 during the six months ended June 30, 1998. Uses of cash included $10,564,000 to purchase additional short-term investments, net of maturities, and $10,402,000 to repurchase 761,000 shares of the Company's common stock, in addition to $697,000 for investments in capital equipment. During the first half of 1997, the Company generated cash from operating activities of $1,735,000. Uses of cash during that period included $6,463,000 to purchase short-term investments, net of maturities, and $1,184,000 for capital equipment acquisitions.

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

"YEAR 2000" COMPLIANCE

           Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. In the Company's standard license agreements, the Company warrants to licensees that its software routines and programs are Year 2000 compliant (i.e. that they accurately process date-related data within any century and between two or more centuries). Although the Company believes its software products are Year 2000 compliant, there can be no assurance that the Company's software products contain all necessary software routines and programs necessary for the accurate calculation, display, storage and manipulation of data involving dates. If any of the Company's licensees experience Year 2000 problems, such licensee could assert claims for damages against the Company. Any such litigation could result in substantial costs and diversion of the Company's resources even if ultimately decided in favor of the Company. In addition, many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, operating results or financial condition.

           In addition, certain of the Company's internal computer systems are not "Year 2000" compliant. These systems will be upgraded within the next year to become compliant. Management has not yet determined the cost related to achieving "Year 2000" compliance for its internal computer systems.

           There also can be no assurance that the Company's suppliers, vendors or other enterprises with which the Company interacts are or will be "Year 2000" compliant. Failure of third-party enterprises with which the Company interacts to achieve "Year 2000" compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

                           PART II. OTHER INFORMATION


                                     ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a) The Annual Meeting of Stockholders of the Company was held on May 13, 1998.

(b) Management's nominee to the Board of Directors of Class III Directors (for a three-year term expiring at the Annual Meeting in the year
           2001) was elected by the following votes:

                                                         For            Withheld
                                                     ----------        ---------
             Robert G. Teresi (Class III)            10,477,083        1,180,846

           The following are persons whose term of office as Directors of the Company continued after the Annual Meeting:

             Director                                  Class         Term Expires
             --------                                  -----         ------------
             James K. Dutton                            II               2000
             Robert J. Frankenberg                       I               1999

           At the end of May 1998, the total number of directors was increased to five and Betsy Atkins and Joseph Francesconi were elected to the Board, as Class I and II directors, respectively.

           (a) The other matters presented and the voting of stockholders with respect thereto are as follows:

                     (i) Approval of the 1992 Non-Employee Directors' Stock Option Plan, as amended, to increase the number of shares that may be issued under the Plan from 230,000 to 330,000, an increase of 100,000 shares.

                                 For:          Against:       Abstain:     Broker Non Votes:
                                 ---------     --------       --------     -----------------
                                 9,397,898     2,197,447      62,584       0

                     (i) Approval of the 1981 Incentive and Supplemental Stock Option Plans, as amended, to increase the number of shares that may be issued under the Plans from 3,595,000 to 4,095,000, an increase of 500,000 shares.

                                 For:        Against:     Abstain:    Broker Non Votes:
                                 ----        --------     --------    -----------------
                                 7,356,191   4,254,540    45,778      1,420

                     (i) Ratification of the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1998.

                                 For:         Against:   Abstain:    Broker Non Votes:
                                 ---------    --------   --------    -----------------
                                 11,111,024   500,313    45,172      1,420



                                     ITEM 5.

OTHER INFORMATION

Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company by March 15, 1999 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

                                     ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

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

                                CAERE CORPORATION

Date:  August 12, 1998

                                /s/ BLANCHE M. SUTTER
                                    -------------------------------------------
                                    Blanche M. Sutter, Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer
                                    and Duly Authorized Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------
27                  Financial Data Schedule
