Form 10-Q
period 1998-09-30
CAERE CORP
filed 1998-11-13
CIK 854916

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998 or

[] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number     0-18090

                                CAERE CORPORATION
                                -----------------
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

                                 (408) 395-7000
                                 --------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X  No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

                                                          Outstanding
           Class                                       November 10, 1998
           -----                                       -----------------
           Common Stock
           $.001 par value                                12,299,728

                           This is page 1 of 20 pages

                                CAERE CORPORATION
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                         Page
                                                                                                         ----
ITEM 1.           Financial Statements

                  Condensed Consolidated Balance Sheets - September 30, 1998
                      and December 31, 1997                                                                 3

                  Condensed Consolidated Statements of Earnings -- Three Months
                      and Nine Months Ended September 30, 1998 and 1997                                     4

                  Condensed Consolidated Statements of Cash Flows -- Nine Months
                      Ended September 30, 1998 and 1997                                                     5

                  Notes to Condensed Consolidated Financial Statements                                    6-9

ITEM 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                               10-18

ITEM 3.           Quantitative and Qualitative Disclosures about Market Risk                               19


                                      PART II. OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K                                                         19

SIGNATURES                                                                                                 19

EXHIBIT INDEX                                                                                              20


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                CAERE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                 September 30,    December 31,
                                                                     1998           1997
                                                                   -------         -------

                                      ASSETS

Cash and cash equivalents                                          $ 4,471         $16,417
Short-term investments                                              43,315          33,156
Receivables, net                                                     5,835           5,263
Inventories (Note B)                                                 1,434           1,917
Deferred income taxes                                                3,241           3,241
Other current assets                                                   692             990
                                                                   -------         -------
         Total current assets                                       58,988          60,984

Property and equipment, net                                          4,068           4,781
Other assets                                                         2,029           1,535
                                                                   -------         -------

         Total assets                                              $65,085         $67,300
                                                                   =======         =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other payables                                $ 6,992         $ 6,091

Stockholders' equity:
Preferred stock, $.001 par value:  authorized 2,000,000
  shares; none issued or outstanding                                    --              --
Common stock, $.001 par value:  authorized 30,000,000
  shares; issued and outstanding 12,588,910 and 13,107,235
  Shares, respectively                                                  13              13
Additional paid-in capital                                          47,787          57,720
Retained earnings                                                   10,293           3,476
                                                                   -------         -------

         Total stockholders' equity                                 58,093          61,209
                                                                   -------         -------

         Total liabilities and stockholders' equity                $65,085         $67,300
                                                                   =======         =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                CAERE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        Three Months Ended          Nine Months Ended
                                                          September 30,              September 30,
                                                       --------------------      ---------------------
                                                         1998         1997         1998         1997
                                                       --------     --------     --------     --------
Net revenues                                           $ 15,707     $ 14,069     $ 47,534     $ 39,392

Cost of revenues                                          3,556        3,448       10,866       10,517
                                                       --------     --------     --------     --------

                                                         12,151       10,621       36,668       28,875
                                                       --------     --------     --------     --------
Operating expenses:
  Research and development                                3,059        2,592        8,992        6,798
  Selling, general and administrative                     6,817        6,605       20,730       19,600
  In-process research and development                        --           --           --        2,935
                                                       --------     --------     --------     --------

                                                          9,876        9,197       29,722       29,333
                                                       --------     --------     --------     --------

  Operating earnings (loss)                               2,275        1,424        6,946         (458)

Interest income                                             635          692        1,965        1,867
                                                       --------     --------     --------     --------

  Earnings before income taxes                            2,910        2,116        8,911        1,409

Income tax expense                                          731          264        2,094          486
                                                       --------     --------     --------     --------

  Net earnings                                         $  2,179     $  1,852     $  6,817     $    923
                                                       ========     ========     ========     ========

Basic earnings per share                               $   0.17     $   0.14     $   0.53     $   0.07
                                                       ========     ========     ========     ========
Diluted earnings per share                             $   0.17     $   0.14     $   0.51     $   0.07
                                                       ========     ========     ========     ========

Weighted average shares used in basic earnings per
share calculation                                        12,591       13,310       12,869       13,093
                                                       ========     ========     ========     ========
Weighted average shares used in diluted earnings
per share calculation                                    13,159       13,524       13,482       13,261
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

                                CAERE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                  ----------------------
                                                                    1998          1997
                                                                  --------      --------
Cash flows from operating activities:
  Net earnings                                                    $  6,817      $    923
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                    2,230         2,265
    In-process research and development                                 --         2,935
    Amortization of capitalized software development costs             489           373
    Tax benefit associated with exercise of stock options               30            --
    Changes in operating assets and liabilities:
         Receivables, net                                             (572)         (835)
         Inventories                                                   483           779
         Other current assets                                          298          (418)
         Accrued expenses and other payables                           901        (1,379)
                                                                  --------      --------
         Net cash provided by operating activities                  10,676         4,643
                                                                  --------      --------
Cash flows from investing activities:
    Short-term investments, net                                    (10,159)      (11,953)
    Capital expenditures                                            (1,157)       (2,085)
    Capitalized software development costs                            (215)         (708)
    Other assets                                                    (1,128)            3
                                                                  --------      --------
         Net cash used for investing activities                    (12,659)      (14,743)
                                                                  --------      --------
Cash flows from financing activities:
  Proceeds from issuance of common stock                             3,233           866
  Repurchase of stock                                              (13,196)           --
                                                                  --------      --------
         Net cash provided by (used for) financing activities       (9,963)          866
                                                                  --------      --------
Net change in cash and cash equivalents                            (11,946)       (9,234)

Cash and cash equivalents at beginning of period                    16,417        11,663
                                                                  --------      --------
Cash and cash equivalents at end of period                        $  4,471      $  2,429
                                                                  ========      ========
Supplemental disclosures:
  Cash paid for income taxes                                      $  2,412      $  1,117
                                                                  ========      ========
  Common stock issued for business acquisition                    $     --      $  3,105
                                                                  ========      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                CAERE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A)       Basis of Presentation

         The accompanying unaudited condensed consolidated balance sheets, statements of earnings, and statements of cash flows reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present the financial position of the Company as of September 30, 1998, and its results of operations and cash flows for the periods indicated.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company filed audited financial statements with the Securities and Exchange Commission which included all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations and cash flows for the years ended December 31, 1997, 1996 and 1995, in its report on Form 10-K, as amended, for the year ended December 31, 1997 (the "Form 10-K"). These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Form 10-K. The results of operations for the interim period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.


B)       Inventories                                September 30, 1998           December 31, 1997
         -----------                                ------------------           -----------------
                                                                   (In thousands)
          A summary of inventories follows:
               Raw materials                             $    625                   $    738
               Work in process                                207                        226
               Finished goods                                 602                        953
                                                         --------                   --------
                                                         $  1,434                   $  1,917
                                                         ========                   ========


C)       Earnings Per Share

         In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 changes the standards for computing earnings per share ("EPS") by replacing the presentation of primary EPS with basic EPS for all periods presented. Basic EPS excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board ("APB") Opinion No. 15. The shares used in computing dilutive EPS include all dilutive common equivalent shares. All prior period share and per share amounts have been restated to comply with SFAS No. 128.

                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                      ---------------------------     ------------------------------
                                                         1998            1997            1998               1997
                                                      -----------     -----------     -----------     --------------
Net earnings                                          $ 2,179,000     $ 1,852,000     $ 6,817,000     $      923,000
                                                      ===========     ===========     ===========     ==============

Shares used to compute basic earnings per share
(weighted average common shares outstanding)
                                                       12,591,506      13,309,577      12,869,003         13,092,852

Dilutive common equivalent shares - stock options
                                                          567,209         214,866         612,718            168,091
                                                      -----------     -----------     -----------     --------------

Shares used to compute diluted earnings per share
                                                       13,158,715      13,524,443      13,481,721         13,260,943
                                                      ===========     ===========     ===========     ==============

Basic earnings per share                              $       .17     $       .14     $       .53     $          .07
                                                      ===========     ===========     ===========     ==============

Diluted earnings per share                            $       .17     $       .14     $       .51     $          .07
                                                      ===========     ===========     ===========     ==============


           There were no reconciling items in the numerators between the basic and diluted earnings per share computations. Options excluded from the computation of earnings per share because their effect on earnings per share was antidilutive, but which could dilute basic earnings per share in future periods, were as follows:

                                    Three Months Ended         Nine Months Ended
                                        September 30,            September 30,
                                    -------------------     ----------------------
                                      1998        1997        1998        1997
                                    -------     -------     -------    -----------

Options excluded                    229,750     406,930      88,121        461,245

Weighted average exercise price     $ 13.97     $  9.77     $ 13.97    $      9.77


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

                                                                 Nine Months Ended
                                                                 September 30, 1997
          (In thousands, except per share amounts)
          Net revenues                                                $39,392
          Net earnings                                                  3,715
          Diluted earnings per share                                  $   .27

E)       Revenue Recognition

         The Company recognizes revenue in accordance with Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, which supersedes SOP No. 91-1. SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post-contract customer support, installation, and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If a vendor does not have evidence of the fair value for the elements in a multiple-element arrangement, all revenue from the arrangement generally is deferred until such evidence exists or until all elements are delivered.

F)       Comprehensive Income

         In June 1997, SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"), was issued and established standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the disclosure but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. The Company has not determined the manner in which it will present the information required by SFAS No. 130 in its annual financial statements for the year ending December 31, 1998. The Company's total comprehensive income for all periods presented herein would not have differed significantly from those amounts reported as net earnings in the condensed consolidated statements of operations.

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

H)       Recently Issued Accounting Pronouncements

         In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") was issued. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company must adopt SFAS No. 133 by October 1, 1999. The Company has not determined the impact that SFAS No. 133 will have on its financial statements.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company notes that, except for the historical information contained herein, the matters discussed below contain forward-looking statements subject to risks and uncertainties that may cause the Company's actual results to differ materially. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation to update this information or publicly release any revisions or reflect events or circumstances after the date of this report. Such risks and uncertainties include, but are not limited to, various important competitive and technological factors, such as pricing pressures; success of the "bundle and upgrade" business model, including the maintenance of the Company's relationships with scanner manufacturers, as well as customers opting to upgrade to newer or more fully featured products; the timely completion of additional product capabilities and software updates; changes in customer order patterns, the maintenance of relationships with retail distributors and dealers; manufacturing considerations, including the maintenance of margins in a declining-price environment, as well as risk of inventory obsolescence due to shifts in market demand and new product introductions; and other risk factors described below or listed from time to time in the Company's reports filed with the Securities and Exchange Commission, including, but not limited to, the report on Form 10-K, as amended, for the year ended December 31, 1997.

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

BUSINESS LINE ANALYSIS


THREE MONTHS ENDING:                        SEPTEMBER 30,                                 SEPTEMBER 30,
                                               1998                                          1997
                             SOFTWARE        HARDWARE                       SOFTWARE       HARDWARE
                             PRODUCTS        PRODUCTS        COMBINED       PRODUCTS       PRODUCTS        COMBINED
                             --------        --------        --------       --------       --------        --------
Net revenues                  $13,508          $2,199         $15,707       $11,458          $2,611          $14,069
Cost of revenues                2,522           1,034           3,556         2,343           1,105            3,448
                             --------        --------        --------       --------       --------         --------
                              $10,986          $1,165         $12,151        $9,115          $1,506          $10,621
Gross margin %                  81.3%           53.0%           77.4%         79.6%           57.7%            75.5%


NINE MONTHS ENDING:                         SEPTEMBER 30,                                SEPTEMBER 30,
                                               1998                                          1997
                             SOFTWARE        HARDWARE                       SOFTWARE       HARDWARE
                             PRODUCTS        PRODUCTS        COMBINED       PRODUCTS       PRODUCTS        COMBINED
                             --------        --------        --------       --------       --------        --------
Net revenues                  $40,869          $6,665         $47,534       $33,674          $5,718          $39,392
Cost of revenues                7,568           3,298          10,866         7,605           2,912           10,517
                             --------        --------        --------       --------       --------         --------
                              $33,301          $3,367         $36,668       $26,069          $2,806          $28,875
Gross margin %                  81.5%           50.5%           77.1%         77.4%           49.1%            73.3%


         Net revenues for software products increased 18 percent during the third quarter of 1998 to $13,508,000 from $11,458,000 in the same period of 1997, due primarily to increased shipments of OmniForm 3.0, which began shipping late in the first quarter of 1998. Also contributing to the increase in revenues for software products was increased royalty revenue along with revenues from PageKeeper Standard, the first of the Company's new generation of document management products, which began shipping in the second quarter of 1998. On a sequential basis, software product revenues were down one percent in the third quarter of 1998, from $13,618,000 during the second quarter of 1998. The primary reason for the decline was a decrease in sales of PageKeeper Standard following the initial shipments of the new product in the second quarter of this year. For the nine months ended September 30, 1998, net revenues for software products increased 21 percent to $40,869,000 from $33,674,000 during the same period of 1997, due primarily to increased shipments of OmniForm, the introduction of PageKeeper Standard, and increased royalties related to bundled OCR and document management products.

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

         Net revenues for hardware products decreased 14 percent to $2,199,000 in the third quarter of 1998, compared to $2,611,000 during the same period in 1997. The primary reason for this decline was decreased shipments of transaction processing barcode products as well as M/Series hardware products. It is common in this line of business for the Company to receive large, one-time product orders periodically. This ordering pattern has historically resulted in significant fluctuations in quarterly hardware revenues. This trend is expected to continue. On a sequential basis, revenues from hardware products decreased 14 percent from $2,550,000 in the second quarter of 1998, due primarily to a decline in shipments of transaction processing OCR and barcode products. For the nine months ended September 30, 1998, net revenues for hardware products increased 17 percent to $6,665,000 from $5,718,000 during the same period of 1997, due primarily to increased shipments of transaction processing OCR products.

         International sales increased 23 percent in the third quarter of 1998, compared to the third quarter of 1997, and accounted for approximately 29 percent of total sales during the third quarter of 1998, compared to 27 percent in the third quarter of 1997. The increase in international sales was primarily attributable to increased shipments of OmniPage Pro 8.0 as well as OmniForm 3.0 in Europe. For the nine months ended September 30, 1998, international sales increased 25 percent compared to the same period of 1997, and accounted for approximately 33 percent of total sales in 1998, compared to 32 percent in 1997. This increase was primarily attributable to increased shipments of OmniPage Pro
8.0 as well as the introduction of OmniForm 3.0.

GROSS MARGINS

         Gross margins for software products improved from 79.6 percent in the third quarter of 1997 to 81.3 percent in the third quarter of 1998. The primary reason for the improvement in margins was the increase in overall sales volume during the quarter, allowing fixed manufacturing costs to be spread over a higher level of production. For the nine months ended September 30, 1998, gross margins for software products improved to 81.5 percent, from 77.4 percent during the same period of 1997. This improvement was primarily attributable to the same factors, as well as an increase in royalty revenues between the two periods.

         There will be downward pressure on gross margins for software products in the future as a result of the Company's decision to reduce the price of its OmniPage Pro upgrade products in the second quarter of 1998. This decrease is expected to be somewhat offset by volume increases that shall lead to improved economies of scale. However, there can be no assurance that production volumes will rise sufficiently or that the Company will be successful in securing more favorable pricing from key suppliers.

         Gross margins for hardware products declined to 53.0 percent in the third quarter of 1998 from 57.7 percent in the same period of 1997, due primarily to lower overall factory volume as a result of lower unit sales of transaction processing barcode and M/Series hardware products. Also contributing to the decline in margin on hardware products was the fixed nature of a majority of the Company's hardware manufacturing overhead. As hardware product volumes increase or decrease, the level of manufacturing overhead does not necessarily change in the same proportion. For the nine months ended September 30, 1998, gross margins for hardware products improved to 50.5 percent from 49.1 percent during the same period of 1997. This improvement was due primarily to higher overall factory volume between the two periods and the fixed nature of hardware manufacturing overhead.

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

OPERATING EXPENSES

         Research and development (R&D) expense increased 18 percent to $3,059,000 in the third quarter of 1998, from $2,592,000 during the same period of 1997. The increase in spending related primarily to additional staffing associated with ongoing software development projects. As a percentage of revenue, R&D expense increased to 19 percent of revenue in the third quarter of 1998, compared to 18 percent in the third quarter of 1997. This increase was attributable to the Company's commitment to developing new and improved products on a more timely and frequent basis. For the nine months ended September 30, 1998, R&D expense increased 32 percent to $8,992,000, from $6,798,000 in the same period of 1997. As a percentage of revenue,

R&D expense increased to 19 percent of revenue in the first nine months of 1998, from 17 percent in the same period of 1997. These increases were primarily attributable to the same factors noted above.

         The Company is committed to providing continuing enhancements to current products, as well as developing new technologies for the future. This commitment will result in the Company continuing to invest heavily in R&D during the reminder of 1998 and in 1999. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalized $65,000 of software development costs during the third quarter of 1998, compared to $150,000 in the same period of 1997. Amortization of capitalized software development costs was $171,000 in the third quarter of 1998, versus $130,000 for the comparable period in 1997. For the nine months ended September 30, 1998, capitalized software development costs totaled $215,000, compared to $455,000 during the same period of 1997. In addition to the capitalization of internal R&D expenses in 1997, in connection with the acquisition of Formonix in March 1997, the Company also capitalized approximately $253,000 of the acquisition cost. The costs capitalized related to the portion of the Formonix acquisition valuation that was allocated to existing products acquired. For the nine-month period, amortization of capitalized software development costs was $489,000 in 1998, versus $373,000 in the comparable period of 1997.

         Selling, general and administrative (S,G&A) expenses increased three percent in the third quarter of 1998 to $6,817,000, from $6,605,000 during the same period of 1997. The primary factor for the increase was sales and support expenses associated with the Company's growing customer base resulting from the high-volume business generated by the "bundle and upgrade" model. As a percentage of revenue, S,G&A expense decreased to 43 percent of total revenue in the third quarter of 1998, from 47 percent during the same period in 1997. This decrease was primarily attributable to higher net revenues between the comparable periods. For the nine months ended September 30, 1998, S,G&A expense increased six percent to $20,730,000, or 44 percent of revenue, from $19,600,000, or 50 percent of revenue, during the first nine months of 1997. These changes were due to the same factors noted above. The Company is attempting to control the level of S,G&A expenditures while it invests heavily in vital R&D projects. Nonetheless, the Company believes that S,G&A expense may increase in dollar terms in 1998 as necessary efforts to expand sales and marketing activities continue in the OCR, forms, and desktop document management areas.

         In the first nine months of 1997, a $2,935,000 one-time charge for in-process R&D was taken related to the Company's acquisition of Formonix in March 1997. This charge related to the portion of the Formonix acquisition valuation represented by the present value of estimated cash flows expected to be generated by Formonix-related technology which, at the acquisition date, had not yet reached the point of technological feasibility and did not have an alternative future use.

INTEREST INCOME

         Interest income was $635,000 in the third quarter of 1998, compared to $692,000 in the same period of 1997. The decrease in interest income was primarily attributable to lower average cash and short-term investment balances between the comparable periods. For the nine months ended September 30, 1998, interest income increased to $1,965,000, compared to

$1,867,000 in the first nine months of 1997, due primarily to an increase in average cash and short-term investment balances between the comparable periods.

INCOME TAXES

         The Company's effective income tax rate in 1998 is expected to be between 23 percent and 28 percent, which is less than statutory rates, primarily due to the use of the Company's foreign sales corporation and increased utilization of net operating loss carryforwards assumed in its 1994 acquisition of Calera Recognition Systems, Inc. ("Calera"). In the first nine months of 1997, the effective income tax rate was 11 percent (excluding the Formonix in-process R&D charge due to its non-deductibility for tax purposes), primarily due to the use of the Company's foreign sales corporation and to the utilization of Calera net operating loss carryforwards in the 1997 fiscal year.

NET EARNINGS AND EARNINGS PER SHARE

         Net earnings for the third quarter of 1998 were $2,179,000, compared to $1,852,000 during the same period in 1997. Diluted earnings per share were $.17 in the third quarter of 1998, versus $.14 in the comparable period of 1997. For the nine months ended September 30, 1998, net earnings were $6,817,000, or $.51 per share, compared to $923,000, or $.07 per share, in the first nine months of 1997. Earnings in 1997 were reduced by the one-time $2,935,000 in-process R&D charge related to the Formonix acquisition. Excluding this one-time charge, net earnings for the first nine months of 1997 would have been $3,858,000, or $.29 per share.

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

         Bundled products incorporating OmniPage and WordScan began shipping in significant quantities in the fourth quarter of 1994. Because of the lower per-unit revenue to the Company that results from the combined sale of a bundled product plus an upgrade, compared to the retail sale of a fully featured version of the software, the success of the "bundle and upgrade" program depends on increasing unit sales of upgrades. There can be no assurance that the Company's transition to the "bundle and upgrade" business model will be successful and provide a sufficient increase in unit volume in the future to offset reduced per-unit revenue. In addition, customers using the bundled product may defer or forego purchase of the Company's more fully featured versions of OmniPage and WordScan products if they find that the bundled products satisfy their recognition needs.

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

         Like many other companies, the Year 2000 computer issues create certain risks for the Company. If the Company's internal management information systems or products sold to customers do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. Based on currently available information, the Company does not believe that the Year 2000 issues related to internal systems or products sold to customers will have a material adverse impact on its financial condition or overall trends in results of operations; however, it is still uncertain to what extent the Company may be affected by such matters. In addition, customers may delay purchase decisions because of uncertainty about Year 2000 issues. There also can be no assurance that the failure to ensure Year 2000 compliance by a supplier or another third party would not have a material adverse effect on the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial position remains strong at September 30, 1998. Working capital decreased five percent to $51,996,000, from $54,893,000 at December 31, 1997. The Company has no long-term debt. The Company's cash and short-term investments totaled $47,786,000 at September 30, 1998. The Company believes that current cash balances and internally generated funds will be sufficient to meet its cash requirements through 1998.

         The Company generated cash from operating activities of $10,676,000 during the nine months ended September 30, 1998. Uses of cash included $10,159,000 to purchase additional short-term investments, net of maturities, and $13,196,000 to repurchase 961,000 shares of the

Company's common stock, in addition to $1,157,000 for investments in capital equipment. During the first nine months of 1997, the Company generated cash from operating activities of $4,643,000. Uses of cash during that period included $11,953,000 to purchase short-term investments, net of maturities, and $2,085,000 for capital equipment acquisitions.

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

YEAR 2000 ISSUES AND POTENTIAL CONSEQUENCES

         Like many other companies, the year 2000 computer issues create certain risks for the Company. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This is frequently referred to as the "Year 2000 Problem." If the Company's internal management information systems and products do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. In mid-1997, the Company initiated a company-wide Year 2000 Project to address this issue. A Year 2000 Committee was established and was mandated with defining, assessing and converting, or replacing, various programs, hardware and instrumentation systems to make them Year 2000 compatible.

         1.       STATUS OF READINESS

         To address the Year 2000 issues with its internal information technology ("IT") systems, the Company has initiated a program to evaluate these systems, including manufacturing, sales, and financial systems. The Company has completed the assessment phase and the renovation and testing phases are proceeding in parallel. The Company's assessment indicated that certain internal systems should be upgraded or replaced as part of a solution to the Year 2000 problem. All of the hardware and most of the software for the Company's internal IT systems come from third-party suppliers and are being remediated by them.

         Although the majority of the Company's non-IT systems do not in many cases directly impact the Company's core business, they remain an important part of the Company's Year 2000 efforts. All mission-critical non-IT systems and products have the same target dates for remediation and interoperability testing as their network element and information system counterparts. The Company is currently evaluating the Year 2000 readiness of its non-IT systems with a comprehensive inventory of monitoring and control devices for premises, safety systems and other similar operating installations. The Company has communicated with all mission critical suppliers and service providers about their plans for Year 2000 compliance. Plans detailing the tasks and resources required to ensure Year 2000 readiness of non-IT systems by the end of June 1999 are expected to be in place by March 31, 1999.

         The Company's Year 2000 Project for internal systems is scheduled to be completed by mid-1999. The chart below shows the overall status of the Company's five-phase Year 2000 project in the following areas:

                 AWARENESS       ASSESSMENT      RENOVATION              TESTING                  IMPLEMENTATION
--------------  ------------    ------------    ----------------------   ---------------------    ---------------------
IT SYSTEMS       Completed       Completed       Underway with           Underway with            Planning and
                                                 approximately 20%       approximately 20%        scheduling underway.
                                                 completed.  Mission     completed.  Mission      Scheduled to be
                                                 critical elements       critical elements        completed by mid-1999.
                                                 scheduled to be         scheduled to be
                                                 completed by mid-1999.  completed by mid-1999.

NON-IT SYSTEMS   Completed       Completed       Underway with           Underway with            Planning and
                                                 approximately 20%       approximately 20%        scheduling underway.
                                                 completed.  Mission     completed.  Mission      Scheduled to be
                                                 critical elements       critical elements        completed by mid-1999.
                                                 scheduled to be         scheduled to be
                                                 completed by mid-1999.  completed by mid-1999.


         The Company is in the process of identifying and prioritizing critical third parties and customers, and will follow up with them concerning their plans and progress in addressing the Year 2000 problem. The Company is also working with key suppliers of products and services to determine that their operations and products are Year 2000 Compliant or to monitor their progress toward Year 2000 compliance, as appropriate.

         In the Company's standard license agreements, the Company warrants to licensees that its software routines and programs are Year 2000 Compliant. If any of the Company's licensees experience Year 2000 problems, such licensee could assert claims for damages against the Company. Any such litigation could result in substantial costs and diversion of the Company's resources even if ultimately decided in favor of the Company.

         The Company believes that all products currently shipping and supported by the Company are "Year 2000 Compliant." It is likely that some older products in use by end users may not be Year 2000 Compliant. As used by the Company, "Year 2000 Compliant" means that when used properly and in conformity with the product information provided by the Company, and when used with "Year 2000 Compliant" computer systems, the product will accurately store, display, process, provide, and/or receive data from, into, and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the Company's product properly exchanges date data with the Company's product. There can be no assurance that
(i) third party technologies used in combination with the Company's products will be Year 2000 Compliant and (ii) the Company's products will not be adversely affected when used with such third party technologies, nor can the Company represent that any modifications to its products made by a party other than the Company will be Year 2000 Compliant.

         2.       COSTS ASSOCIATED WITH THE YEAR 2000 PROJECT

         Costs associated with certain system upgrades are included in existing operating budgets. In some instances (such as the Company's financial administrative system), the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to Year 2000 compliance issues. Certain of the costs related to upgrades of hardware and software systems are covered by ongoing maintenance agreements. Additional costs of purchasing, installing, modifying and testing the internal systems are not expected to exceed $800,000. The total cost associated with required modifications to become Year 2000 Compliant is estimated not to exceed $1,000,000.

         The total cost estimate is based on the current assessment of the projects and is subject to change as the project progresses. Based on currently available information, the Company does not believe that the Year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on its financial condition or overall trends in results of operations; however, it is still uncertain to what extent the Company may be affected by such matters. In addition, customers may delay purchase decisions because of uncertainty about Year 2000 issues. There also can be no assurance that the failure to ensure Year 2000 compliance by a supplier or another third party would not have a material adverse effect on the Company.

         The Company has begun internal discussions concerning contingency planning to address potential problem areas with internal systems and with suppliers and other third parties. It is expected that remediation and contingency planning activities will be on-going throughout calendar year 1998 and 1999 with the goal of appropriately resolving all material internal systems and third party issues.

                                     ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.


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

Date:  November 12, 1998

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
