Form 10-K405
period 1998-12-31
CAERE CORP
filed 1999-03-29
CIK 854916

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[xx] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended DECEMBER 31, 1998.

[  ]     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

     For the transition period from _________________ to _________________

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 1, 1999, as reported by NASDAQ, was approximately $185,717,000.

        The number of shares of the Registrant's Common Stock outstanding as of March 1, 1999, was 12,178,138.
 .

DOCUMENTS INCORPORATED BY REFERENCE

        (1) Definitive proxy statement filed with the Securities and Exchange Commission relating to the Company's 1999 Annual Meeting of Stockholders to be held May 11, 1999 (Part III of Form 10-K).

        (2) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1998 (Parts II and IV of Form 10-K).

                                TABLE OF CONTENTS


                                     PART I


Item 1.            Business...................................................................         Page 2
                      Recent Business Model...................................................         Page 2
                      Products................................................................         Page 3
                      Distribution and Support................................................         Page 9
                      Competition.............................................................         Page 10
                      Product Development.....................................................         Page 11
                      Backlog.................................................................         Page 12
                      Manufacturing and Suppliers.............................................         Page 12
                      Product Protection......................................................         Page 12
                      Employees...............................................................         Page 13
                      Risk Factors............................................................         Page 14
Item 2.            Properties.................................................................         Page 17
Item 3.            Legal Proceedings..........................................................         Page 17
Item 4.            Submission of Matters to a Vote of Security Holders .......................         Page 17

                                     PART II

Item 5.            Market for Registrant's Common Equity and Related
                   Stockholder Matters .......................................................         Page 17
Item 6.            Selected Financial Data....................................................         Page 17
Item 7.            Management's Discussion and Analysis of Financial Condition and Results
                   of Operations..............................................................         Page 17
Item 7a.           Quantitative and Qualitative Disclosures about Market Risks ...............         Page 17
Item 8.            Financial Statements and Supplementary Data................................         Page 19

                                    PART III

Item 10.           Directors and Executive Officers of the Registrant ........................         Page 19
Item 11.           Executive Compensation.....................................................         Page 19
Item 12.           Security Ownership of Certain Beneficial Owners and Management ............         Page 19
Item 13.           Certain Relationships and Related Transactions.............................         Page 19

                                     PART IV

Item 14.           Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........         Page 20

Signatures ...................................................................................         Page 22
Report on Financial Statement Schedule and Consent of Independent Auditors ...................         Page 23
Financial Statement Schedule..................................................................         Page 24

FORWARD LOOKING STATEMENTS

        IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED HEREIN. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS ENTITLED "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1999. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.


                                     PART I


ITEM 1. BUSINESS.

        Caere(R) Corporation ("Caere" or the "Company") is a leading scanner software company. It designs, develops, manufactures, and markets optical character recognition (OCR) software and hardware for converting scanned and faxed images into computer usable text, as well as desktop electronic forms and information management products. For many applications, the Company's products provide a low cost, accurate alternative to manual data entry, which is slow, tedious, and error prone.

        The Company maintains its executive offices and principal facilities at 100 Cooper Court, Los Gatos, California 95032. Its telephone number is 408-395-7000. The Company maintains a World Wide Web site at
HTTP://WWW.CAERE.COM.

                              RECENT BUSINESS MODEL

        Fiscal 1998 was the fourth year under the Company's "bundle and upgrade" strategy. The Company previously shifted to the bundle and upgrade model late in 1994 to take advantage of the changing dynamics in the OCR marketplace. Prior to that, OCR was primarily a "niche" market characterized by relatively high prices and low unit volumes. Today, driven by the increased power of personal computers, new scanner products with significantly lower prices, continuing improvements in OCR accuracy, and the education of the marketplace, scanning and OCR solutions continue to reach the mainstream.

        Beginning in the fourth quarter of 1994, Caere began to "bundle" versions of its OmniPage(R), OmniPage Limited Edition(TM), and WordScan(R) OCR software products with scanner products from various manufacturers. The Company's objective in bundling its software products with scanners was to expand the overall market for OCR software by providing a larger number of scanner purchasers with experience in the advantages of optical character recognition. "Light" versions -- with limited capabilities -- are now bundled with most scanners being sold. This aggressive seeding of the rapidly growing base of scanner owners has greatly expanded the number of Caere product users. The success of this business model, compared to Caere's former model of selling its software primarily at higher prices with lower unit volumes, will depend upon a decision by a significant proportion of customers who first receive OCR software in a bundled form to upgrade to a newer or more fully featured version of the Company's software. Such an upgrade is typically sold at a substantially lower price than the price of a fully featured, non-upgrade product.

        In 1998, the "bundle and upgrade" model helped to generate the results that have been expected since the strategy's inception in 1994 and laid the foundation for future growth in revenues. The Company shipped nearly 7,500,000 bundled units in 1998, compared to approximately 2,800,000 bundled units in 1997, and 1,800,000 bundled units in 1996. Fueled by the growing customer base of bundled product users, the business model helped produce a seven percent increase in revenues from Windows-based OCR software in 1998, despite approximately a 23 percent price reduction in the retail price of upgrade products near the beginning of the year. Another indicator of the bundle and upgrade model's success was the 11 percent increase in unit shipments of OCR upgrade products in 1998 compared to 1997. Customers took advantage of key improvements in Caere's OCR technology by upgrading to the Company's fully-featured, flagship product -- OmniPage Pro(R) for Windows 95/98/NT version
9.0 -- which began shipping in October 1998. The Company believes that bundles and upgrades will continue to become a larger portion of its total revenues and unit sales in the future.

        There can be no assurance that Caere's continued transition to the bundle and upgrade business model will be successful and provide sufficient increases in unit volume in the future to offset reduced per-unit revenue and gross margin. In addition, customers using the bundled products may defer or forego the purchase of Caere's more fully featured versions of OmniPage if they find that the bundled product satisfies their OCR needs.

                                    PRODUCTS

        The Company offers a product line designed to accommodate the diversity of information and data entry requirements. Caere's products fall into two general categories:

        (1) SOFTWARE: Software products, which accounted for 87 percent of total revenues in 1998, for the information management market that offer a range of OCR, electronic forms, and document management products that provide personal computer users tools to manage, intelligently and efficiently, the documents, images, forms, and faxes that cross their desktops.

        (2) HARDWARE: Hardware products, which accounted for 13 percent of total revenues in 1998, for the data capture market, which include bar code scanners and OCR readers for transaction processing applications such as high-volume data entry and check verification. Customers of these products include retail establishments, government agencies, banks, utility companies, and other organizations.

        Caere's products can be used with a range of computer systems, such as IBM, IBM-compatible, and Apple Macintosh personal computers, as well as most desktop operating systems, such as Windows, Windows 95/98, Windows NT, and System 7. Each product is designed to accomplish the same overall goal: to improve the speed, accuracy, and simplicity of desktop information management.

SIGNIFICANT SOFTWARE PRODUCTS

OmniPage Pro

        Caere's flagship product, OmniPage Professional for Windows 95/98, and Windows NT, is a fully featured page recognition solution for power users. OmniPage Pro(R) is designed for the text handling professional who needs more than basic OCR capabilities. OmniPage Pro is an OCR product that allows the user to recognize, edit, and save complex documents containing text and images in their original, full-page formats. New capabilities introduced in OmniPage Pro version 9.0 provide users the ability to recognize tables and spreadsheets. Using Caere's True Page(R) technology, the user can maintain the layout of their original documents. Users can also edit graphics (including color graphics) contained on a recognized page simply by double-clicking on the image. OmniPage Pro uses a combination of technologies, including neural networks, linguistic analysis, character experts, and grayscale data to improve accuracy on degraded documents.

        OmniPage Pro for Macintosh includes most of the same features found in OmniPage Pro for Windows. The program also supports Apple Events, which allows other software programs to access OmniPage Pro.

OmniPage Web(TM)

        The Company believes that OmniPage Web is the only product of its kind. It is a fast, easy way to convert paper documents into intelligent, structured Web sites. Using the award-winning OmniPage Pro OCR engine and new Logical Structure Recognition(TM) (LSR(TM)) technology, OmniPage Web outlines a scanned document and creates a complete, dynamic Web site with separate Web pages for each page, chapter or section; hot-links between referenced sections (for example, "See Chapter 3"); built-in navigation; and more.

OmniPage Wizard(TM)

        OmniPage Wizard is the industry's first wizard-based OCR application. With its highly graphical interface, OmniPage Wizard walks users easily through the OCR process. It asks users five simple questions about the documents they want to scan and what they want to do with those scanned documents. The user answers each question before OmniPage Wizard takes over to automatically convert the scanned pages. OmniPage Wizard is perfect for scanner owners who want higher levels of OCR accuracy and page format preservation capabilities than the "limited edition" OCR bundled with their scanner. The product is designed to appeal to less sophisticated computer users who desire extreme ease of use and are willing to compromise the superior OCR accuracy and advanced OCR features found in Caere's OmniPage Pro.

OmniPage Limited Edition

        OmniPage Limited Edition is a limited feature version of OmniPage that allows a user to perform OCR on a scanned document and save the document to a file. OmniPage Limited Edition is bundled with most scanners offered by the Company's scanner partners. The product is designed to allow the scanner purchaser to experience the advantages of optical character recognition in order to encourage the purchaser to upgrade to a fully featured product.

Recognita Plus(R)

        Recognita Plus is a leading, full-featured, multilingual, and font-independent OCR software product that integrates with most popular word processing, desktop publishing, and spreadsheet applications available for Windows. Recognita Plus includes Self Assertion Technology(TM), which provides improved character recognition using a two-step reading process. Recognita Plus can recognize text in more than 100 languages with the addition of its Language Enhancement(TM) Package.

Developers Kit 2000(TM)

        Caere's Developers Kit 2000 is a new way to develop applications that integrate multiple recognition technologies. Whether users require OCR, ICR, OMR, or bar code, the Developers Kit 2000 offers the flexibility customers demand, in a single set of developer tools. Developers Kit 2000 includes support for Windows 95/98 and NT application development through the use of ActiveX controls and full C libraries, which gives developers the ability to easily create applications with a wide variety of recognition technologies using a single kit.

PageKeeper(R) Pro(TM)

        PageKeeper Pro is document management software designed to help users get their arms around the mounds of information stored on their computers. PageKeeper Pro enables users to organize, use, and retrieve virtually all computer documents, including scanned paper, electronic files, and Web pages. PageKeeper Pro automates the time-consuming work of setting up and maintaining a collection of documents, eliminating the up-front hassles typically associated with document management software. In addition, PageKeeper Pro provides other advantages over current products in the category, including more sophisticated search capabilities and superior handling of electronic documents such as word processing files, spreadsheets, and Web pages.

OmniForm(R)

        OmniForm converts paper forms to electronic forms with the click of a button. Simply scan or fax documents into a computer and OmniForm creates an electronic version using Caere's OCR technologies and color Logical Forms Recognition(TM). OmniForm users also can design their own forms, complete with fonts, graphics, and logos, using the custom toolset and Form Assistant(TM). OmniForm Filler(TM) allows users to efficiently fill out forms by accepting input, performing calculations, validating entries and creating databases which can be searched, sorted, imported, and exported to popular database applications.

OmniForm Internet Publisher(TM)

        The Company believes that OmniForm Internet Publisher is the first paper-to-electronic forms solution for Intranets and the Internet. The product converts existing paper forms to electronic versions, retaining and recognizing the various form elements on the form, bridging the gap between the paper world and the electronic world. The product allows users to save the forms to a variety of Web-ready formats incorporating such form intelligence as field validation and calculations, so that companies can collect and distribute data-associated business transactions such as invoices, purchase orders, expense reports, or questionnaires.

License of Technology

        In addition to the application products and developers kit described above, Caere continues to license its OCR technology to a broad range of computer equipment manufacturers, systems integrators, and developers for inclusion as components in more complex end user products, including document management and retrieval systems, forms processing systems, resume screening systems, and standalone systems.

        The chart below shows system requirements and suggested retail price for the Company's significant software products.


                           SELECTED SOFTWARE PRODUCTS


      PRODUCT                            SYSTEM REQUIREMENTS                    ESTIMATED STREET
                                                                                      PRICE*
OmniPage Pro - Windows          80486 or above based personal computer, 16             $  499
                                MB RAM, 45 MB disk space, Microsoft
                                Windows 95/98, or NT 4.0 or later

OmniPage Pro - Windows          80486 or above based personal computer, 16             $   99
   Retail Upgrade               MB RAM, 45 MB disk space, Microsoft Windows
                                95/98, or NT 4.0 or later

OmniPage Pro - Mac              Power Macintosh or compatible, 10 MB RAM,              $  499
                                20 MB disk space, System 7.5 or above

OmniPage Pro - Mac              Power Macintosh or compatible, 10 MB RAM,              $   99
   Retail Upgrade               20 MB disk space, System 7.5 or above

OmniPage Web                    Pentium-based personal computer or better,             $  499
                                16 MB RAM, 45 MB disk space, Microsoft
                                Windows 95/98, or NT 4.0 or later

OmniPage Wizard                 80486 or above based personal computer, 16             $   49
                                MB RAM, 40 MB disk space, Microsoft Windows
                                95/98

Recognita Plus - Windows        80386 or above based personal computer, 4              $  695
                                MB RAM, 10 MB disk space, Microsoft Windows
                                3.1 or later

Recognita Plus - Windows        80386 or above based personal computer, 4              $  199
   Retail Upgrade               MB RAM, 10 MB disk space, Microsoft Windows
                                3.1 or later

Developers Kit 2000             Pentium-based personal computer or better,      $2,495-$5,495
                                32 MB RAM, 60 MB disk space, Microsoft
                                Windows 95/98, or NT 4.0 or later

PageKeeper Pro - Windows        Pentium-based personal computer or better,             $   49
                                16 MB RAM, 150 MB disk space, Microsoft
                                Windows 95/98, or NT 4.0 or later

OmniForm - Windows              80486 or above based personal computer, 8              $  149
                                MB RAM, 15 MB disk space, Microsoft Windows
                                95/98 or NT 4.0 or later

OmniForm - Mac                  Power Macintosh or Macintosh computer with             $  149
                                68020 processor or above, 12 MB RAM, 10 MB disk
                                space, System 7.1 or above

OmniForm Internet Publisher     80486 or above based personal computer, 12             $  895
                                MB RAM, 10 MB disk space, Microsoft Windows
                                95/98 or NT 4.0 or later


* Estimated Street Prices as of March 1, 1999.

Note: All Caere products support a wide range of output file formats and scanners. Output file formats include, but are not limited to: WordPerfect, Microsoft Word, Lotus 1-2-3, and Microsoft Excel. Supported scanners include, but are not limited to: Agfa, Apple, Canon, Epson, Fujitsu, Hewlett Packard, Microtek, Mustek, Plustek, Sony, and UMAX.

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

        The graphic below illustrates the process by which scanned text or numeric data is converted into computer usable form by the Company's OmniPage, WordScan, and Recognita OCR products.



                           [THE OCR PROCESS PICTURE]


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

        OmniPage Pro employs a combination of technologies, referred to as Caere's 3D OCR(TM) and AnyFont technologies, to achieve a very high degree of accuracy on many different types of documents. The Company believes that OmniPage Pro is the first OCR product to utilize grayscale information to analyze characters the way a human eye does. Character experts view certain character attributes like a closed loop or crossed downward stroke to identify the unique set of features inherent in each character. Neural networks have been developed on powerful mainframe computers to "learn" what makes up one character versus another, a methodology known as "feature recognition." Caere's page recognition products analyze each character image according to proprietary algorithms. Feature recognition enables the OmniPage products to provide the AnyFont capability that recognizes text in almost any type style and size.

HARDWARE PRODUCTS

OCR Systems

        Caere has produced high-quality handheld and slot-reader OCR systems since 1977. This line of data capture OCR systems reads single lines of characters. These desktop systems -- consisting of an input device, such as a wand, slot-reader or motorized slot-reader, a controller, and an interface cable -- are designed for transaction processing applications that do not require variable font recognition technology, but demand extremely high accuracy. Common applications involve remittance processing, which is entering customer account numbers or data from billing documents into a computer. Caere's systems accelerate transaction processing, while reducing operator fatigue and key entry errors.

        Caere's 5000 Series OCR Line Reader, which works with a wide variety of computers, integrates OCR, bar code, and magnetic stripe reading capabilities in a single unit. This provides cost-effective and versatile functionality for a wide range of applications in remittance processing, banking, and point-of-sale environments. The 5000 Series is also widely used by government organizations, post offices, and the public utility industry.

        In 1998, Caere developed a new OCR technology for use in handheld digital cameras. Imager OCR(TM) combines Caere's neural network OCR technology and our highly developED programmable data entry automation validation routines with handheld digital cameras from strategic partners in the bar code industry, including Welch Allyn. With Caere Imager OCR, a new class of two-dimensional data entry automation scanners read linear bar codes, 2D barcodes, and OCR. The Company believes that this is the first commercial application of non-contact handheld embedded OCR and also creates the first cost-effective alternative to bar code. Development of this new technology is continuing with other strategic partners and application form factors.

        A significant portion of Caere's OCR data capture business is the result of original equipment manufacturer ("OEM") sales; that is, sales to firms that purchase Caere's OCR data capture technology and then integrate it into their own products. In 1998, we completed and began shipments of the Model 5911 OEM OCR board and read head. This new product has more font choices than its predecessor and utilizes visible light sensing to scan ink jet imprinted remittance documents.


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

        Caere bar code products cater to the higher-end of the market with feature-rich decoders and one of the industry's first five-year warranties. Caere's decoders are used in manufacturing, retail point-of-sale, inventory, asset tracking, and myriad applications where value added resellers need more functionality from bar code readers than just decoding.

        Caere's Easy-Scanner(TM) Series bar code systems are decoders, or keyboard wedges, thAT can accommodate several input devices. With three input ports, these decoder/wedges can accept input from a bar code wand, CCD, laser, badge reader, or magnetic stripe reader and/or serial data from portable data terminals and scales. Any data received can be filtered for acceptance, then transmitted, and re-formatted to fit the host application with over 90 built-in data editing commands. The Easy-Scanner also features multiple output ports to accommodate a variety of interfaces, such as RS-232 keyboard wedge protocols (for simple interfacing to over 450 different types of computers and terminals).

        The Company partnered with PSC, Inc., one of the industry's leading bar code laser manufacturers to build Caere's bar code decoding and interfacing technologies into the housing of PSC's small platform laser scanner for Caere's distribution. This partnership gave Caere a low cost laser scanning solution that keeps pace with the price, performance, and size requirements of the industry. Shipments of the Caere Model 1760 Integrated Laser Scanner began in 1998.

        The chart below shows typical applications, features, available interfaces, and input devices for selected Caere OCR and bar code transaction processing products.


PRODUCTS            TYPICAL APPLICATIONS        FEATURES                        AVAILABLE INTERFACES       INPUT DEVICES
--------            --------------------        --------                        --------------------       -------------
OCR
5000 Series         Point-of-sale               Reads the following             Apple Macintosh            Handheld wand
                                                fonts:
  OCR/Bar           Remittance processing         OCR-A Full                    AT&T                       Fixed slot
  Code Combo,       Document control                Alphanumeric                Burroughs                  Fixed mount
1500 Series         Manufacturing                 OCR-A Eurobanking             DEC                        CCD scanner
                    applications
  Document          Hospitals                     OCR-B ECMA11                  IBM                        Magnetic stripe
  Processor,        Banking                       OCR-B Eurobanking             IBM PC and                 Bar code pen
Imager OCRsl        Government                    E13B (MICR)                     compatibles              Badge reader
                    Office file tracking          PostNET                       ITT                        Non-contact
                                                   Office Font Numerics                                       via industrial
                                                                                                                 handheld
                                                                                                           digital cameras
                    Postal                      Most one-dimensional bar        Etc. (over 450)
                                                  code symbologies
                                                Dual-track magnetic stripe
                                                Fully user programmable

BAR CODE

1000 Series,        Manufacturing               Reads and                       Apple Macintosh            Wand
                    applications                autodiscriminates
1700 Series,        Inventory control             the following                 AT&T                       Slot
                                                   symbologies:
2000 Series         Work-in-process               Code 39, Code 128,            DEC                        Laser scanner
                    tracking
                    Shop floor control            Codabar, Interleaved 2        IBM                        CCD scanner
                                                of 5,
                    Warehousing                   UPC, EAN and MSI              IBM PC and                 Magnetic stripe
                    Point-of-sale                 Plessey                         compatibles              Badge reader
                    Hospital health             Fully user programmable         ITT
                    industry
                    Video cassette rental       Dual-track                      Memorex
                    Government                  Magnetic stripe                 NCR
                    Document tracking                                           UNISYS
                                                                                Wyse
                                                                                Etc. (over 450)


                            DISTRIBUTION AND SUPPORT

        Domestically, the Company markets its software products through distributors, including: Ingram Micro, Merisel, and Tech Data; computer superstores such as Best Buy, CompUSA, and Fry's Electronics; mail order houses including PC Connection, MicroWarehouse, and Computer Discount Warehouse; and office superstores, such as Staples and Office Depot. Software products are also sold to end-users directly and through the Internet and marketed through scanner manufacturers who "bundle" versions of the Company's products with their scanner products. High-speed and integrator products are primarily sold through Law Cypress Distributing Company, which works with the Company to serve value-added resellers and systems integrators of imaging products.

        Sales of software products to Ingram Micro, Inc. represented approximately 25 percent, 23 percent, and 28 percent of the Company's net revenues during 1998, 1997, and 1996, respectively. Sales of software products to Hewlett-Packard Company represented approximately 12 percent of the Company's net revenues during 1998. There is considerable competition for bundling arrangements with hardware suppliers such as Hewlett-Packard. There can be no assurance that the nature of such relationships will continue in the future. In addition, should these customers have a significant change in their quarterly buying pattern or their financial condition, the Company could experience a material adverse impact on its business and financial results. In addition, there are increasing numbers of companies competing for access to distribution channels. Distributors and retailers often carry competing products. Retailers of Caere's products typically have a limited amount of shelf space and promotional resources for which there is intense competition. There can be no assurance that distributors and retailers will continue to provide the Company's products with adequate levels of shelf space and promotional support. Failure to do so would have a material adverse effect on the Company's results of operations.

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

        Internationally, the Company's products are sold primarily through distributors and to end users directly. At December 31, 1998, the Company had distributors servicing Western and Eastern Europe, Canada, South America, Australia, New Zealand, Mexico, Africa, the Pacific Rim, and Japan. The Company's international revenues are subject to certain risks, such as export controls, import restrictions, and other governmental regulations. The Company is not currently affected adversely by such controls or regulations and is not aware of pending changes in export regulations that would adversely affect its international business or its ability to collect foreign receivables. International revenues in 1998, 1997, and 1996 were approximately $22,369,000, $18,659,000, and $16,367,000, respectively. In most cases, the Company bills its international customers in U.S. dollars; therefore, such revenues are not subject to foreign currency fluctuations.

        The Company's agreements with its distributors generally provide for a limited right of return, with the distributor receiving full credit of the product's purchase price, less any discounts, against a purchase order of equal or greater value. The Company monitors its returns and records provisions for estimated returns as shipments are made. During 1998, 1997, and 1996, returns represented 2.4 percent, 2.6 percent, and 3.2 percent of revenues, respectively. Although Caere believes that it provides adequate allowances for returns, there can be no assurance that actual returns will not exceed the Company's allowances. Any product returns in excess of recorded allowances could result in a material adverse effect on operating results of the Company.

        The Company has a domestic sales and support staff of approximately 40 employees located throughout the United States. During 1992, the Company established a European sales office - Caere GmbH - in Munich, Germany. In December 1996, the Company acquired Recognita Rt., a Hungarian provider of OCR and forms software solutions. In 1998, the Company established additional European sales offices - Caere BV and Caere SARL - in Amsterdam, The Netherlands, and Paris, France, respectively. Domestically, software product customers who register with the Company currently receive limited hotline technical support and product information at no cost. Additional technical support services are available on a "fee for support" basis thereafter. Outside of the U.S., information management customers currently receive technical support from a variety of Caere partners on a non-fee basis. The Company warrants to end users that software disks are free from media defects, and that the software will function substantially in accordance with the documentation, for three months. The Company outsources a portion of its technical support and customer service volume to third party providers of such support. This allows the Company to maintain a consistent level of support from internal personnel while increasing or decreasing the level of outsourced support during periods of fluctuating customer demand.

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

        OCR -- The OmniPage, WordScan, and Recognita families of OCR products contend with competition in two markets. First, several companies offer packaged OCR application programs through the retail distribution channel. These include ScanSoft, Inc. ("ScanSoft") and several small independent software vendors. The Company faces significant price competition in the retail channel. The second competitive market for the OmniPage family of OCR products is the OEM and reseller market in which companies license OCR technology to incorporate into different application software products or "bundle" the technology with related hardware products such as scanners or other hardware. Competitors include ScanSoft and several small independent software vendors. The Company experiences significant price competition in the OEM market and expects this to continue. In addition, the "bundled" OCR products themselves present competition to the Company's fully featured shrink-wrap product.

        Document Management -- PageKeeper has several direct competitors offering competing products in the growing desktop document management market. The competing products include, but are not limited to, PaperPort Deluxe and Pagis by ScanSoft, and Paper Master by eFax.com Inc. (formerly JetFax, Inc.). With decreasing prices driving affordable scanning solutions into the mainstream, Caere expects to face increasing competition in the product category from a variety of software developers in the future.

        Electronic Forms -- OmniForm competes against various products in the electronic forms marketplace. In the forms creation segment, where OmniForm's technology takes an existing paper form and converts it into an electronic version, OmniForm competes with products like FormTool Scan & OCR by IMSI. In the forms design and print segment of the electronic forms market, OmniForm competes with products such as Form Tool Gold by IMSI and FormFlow by JetForm Corporation ("JetForm"). In the form filling and submit segment of the electronic forms market, OmniForm competes with products including FormFlow by JetForm. In the Internet/intranet publish and submit segment of the electronic forms market, OmniForm competes with FormFlow by JetForm and Acrobat by Adobe Systems, Inc.

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

                               PRODUCT DEVELOPMENT

        The development and enhancement of the Company's OCR, electronic forms, and desktop document management products have recently absorbed and are expected to continue to consume the greatest part of the Company's development effort. The Company believes that it must continue to upgrade and enhance its existing products to ensure that its products remain competitive. Furthermore, given the Company's reliance on it's "bundle and upgrade" strategy, more frequent product updates must be brought to market to continue to provide customers with compelling reasons to upgrade to improved products. The Company has established a goal of releasing upgrades of its OCR, electronic forms, and document management products on a twelve-month cycle.

        To accomplish this objective, the Company has recently increased its investment in various software development projects significantly. During 1998, 1997, and 1996, research and product development expenses were approximately $12,442,000, $9,370,000, and $7,069,000, respectively. In addition to internal product development, the Company incorporates software produced by other companies into its products. All such incorporation or use is pursuant to licensing agreements. See also "Product Protection." There can be no assurance that the research and development expenses incurred will not exceed development budgets or that new products will achieve market acceptance and generate sales sufficient to offset development costs.

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

                                     BACKLOG

        The majority of the Company's net revenues in a particular quarter has typically resulted from orders booked in that quarter. The Company considers backlog to be orders received and due to be filled within six months. Orders included in backlog typically may be canceled or rescheduled by customers without significant penalty. The Company's backlog at December 31, 1998, was approximately $813,000, as compared to backlog at December 31, 1997, of approximately $930,000. Backlog primarily represents orders for the Company's hardware products, which represented approximately 13 percent of net revenues during 1998. There is typically little or no backlog for the Company's software products, as these products ship as soon as orders are received. Backlog as of any particular date should not be relied upon as indicative of the Company's net revenues for any future period.

                           MANUFACTURING AND SUPPLIERS

        The Company outsources a majority of the duplication and production of its software products to third parties. These vendors procure all required components, including compact disks, floppy disks, product manuals, boxes, and other product literature, and manufacture completed software products for delivery to the Company. Such manufacturing services are available from multiple vendors. However, an interruption or failure by an existing manufacturing supplier could result in a delay in shipment of Caere products.

        The Company's manufacturing operations for its OCR and bar code hardware products consist of final assembly, test, burn in, and quality control for its systems, subassemblies, and components. Components for products are procured by the Company and then supplied to third party contractors. Many of these components are tested and burned in prior to delivery to contractors to reduce failure rates. Major subassemblies such as printed circuit boards are contracted to third parties for assembly and initial testing.

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

                               PRODUCT PROTECTION

        The Company relies upon proprietary technology, trade secrets, know-how, continuing technological innovations and licensing opportunities to maintain its competitive position. The Company attempts to protect its technology and trade secrets with patents, copyrights, trade secret laws, technical measures and non-disclosure agreements. The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company has been issued a series of patents which directly relate to its products. These patents expire on various dates between 2005 and 2016. Assurance cannot be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted by the patents will provide competitive advantages to the Company.

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

        Because of technological developments in the industry in which the Company markets its products, it is possible that certain of the Company's products may infringe third party proprietary rights. From time to time the Company has received, and in the future may receive, notices of claims of infringement. In response to these claims, the Company may have to obtain licenses for an allegedly infringing product or stop selling such product and be liable for damages. However, there can be no assurances that any required licenses or rights could be obtained on commercially reasonable terms.

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

                                    EMPLOYEES

        As of December 31, 1998, Caere employed 295 people. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good. The Company has utilized the services of consultants, third-party developers, and other vendors extensively in its sales, development, and manufacturing activities.

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

                                  RISK FACTORS

        Caere's future operating results may be affected by various factors that are beyond the Company's control. Accordingly, in addition to the factors described elsewhere in the Form 10-K, the following trends, issues, and uncertainties, among others, should be considered in evaluating the Company's growth and performance outlook.

RAPID TECHNOLOGICAL CHANGE AND INDUSTRY CONSOLIDATION

        Rapid change and uncertainty due to new and emerging technologies characterize the PC software industry. The introduction of competing products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. In addition, consolidation in the software industry continues to occur, with competing companies merging or acquiring other companies in order to capture market share or expand product lines. As this consolidation occurs, the nature of the market may change as a result of fewer players dominating particular markets, potentially providing consumers with fewer choices. Any of these changes or factors may have a material adverse impact on the Company's future revenues, operating results, or financial condition.

SCANNER GROWTH RATES

        The underlying scanner unit growth rate directly impacts the Company's software revenue growth. A reduction in the scanner shipment growth rate may adversely impact the Company's future software revenue opportunity.

PRODUCT SHIPMENT SCHEDULES

        Delays in new product releases adversely affect revenue growth rates and cause operational inefficiencies that impact manufacturing and distribution logistics, distributor and OEM relationships, and customer support expenses. In addition, as is common in the software industry, the Company operates with relatively little backlog. As a result, delays in product shipments or weakness in the near-term demand for the Company's products could have an immediate, material adverse affect on revenues and operating results, which would likely result in a significant and precipitous drop in the Company's stock price.

FLUCTUATING REVENUES AND OPERATING RESULTS

        Caere's revenues and operating results have fluctuated in the past and the Company's future revenues and operating results are likely to do so in the future, particularly on a quarterly basis.

        Caere's experience has been that a disproportionately large percentage of shipments have occurred in the third month of each fiscal quarter and that shipments tend to be concentrated in the latter half of that month. Backlog early in a quarter is not large enough to assure that Caere will meet its revenue target for any particular quarter. A shortfall in shipments at the end of any particular quarter may cause the results for that quarter to fall significantly short of anticipated levels.

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

CUSTOMER ACCEPTANCE

        Caere believes that it will be necessary to continue to introduce new products to remain competitive. While Caere performs extensive usability and beta testing of new products, user acceptance and consumer penetration rates ultimately dictate the success of development and marketing efforts.

TECHNICAL SUPPORT

        Consistent with many companies in the software industry, technical support costs comprise a significant portion of the Company's operating costs and expenses. The Company's technical support levels are based largely on projections of future sales levels. While the Company performs extensive quality control review over both technical support services provided by its corporate personnel and, to a lesser extent, support services outsourced to third-party vendors, customer satisfaction with the services rendered may not be favorable. In the event of customer dissatisfaction, future product and upgrade sales to that customer base may be negatively impacted.

PRICES

        Future product prices may decrease from historical levels, depending on competitive market and cost factors. International software prices vary by country and are generally higher than in the United States to cover higher costs of distribution and localization expenses. Increased global competition, European monetary unification, or other factors could erode such price uplifts in the future. In the event of product price reductions either domestically or internationally, the Company's future operating results and financial condition may be adversely impacted.

        Product upgrades, which enable users to upgrade from both limited edition and earlier versions of the Company's products, have lower prices and margins than fully priced, non-upgrade products. As the desktop applications market continues to saturate, the sales mix has shifted from fully priced, non-upgrade products to upgrade products. This trend is likely to continue, and it could have a material adverse impact on the Company's future operating results and financial condition.

DISTRIBUTION CHANNELS

        Caere may not be able to develop an effective method of distributing its software products utilizing newly emerging software distribution channels, including the Internet. Even if successful, the presence of new channels could adversely affect existing channels and product pricing, which could have a material adverse impact on future operating results and financial condition. Caere currently offers its software products over the Internet.

        A significant portion of Caere's revenue is attributable to its upgrade strategy. Upgrades are derived from three primary sources. First, from previous customers who are seeking the improvements of the latest versions of Caere's OCR, electronic forms, and document management software products. Second, from customers who are upgrading from competitive products. And third, from a limited edition version of the Company's product that was bundled with various scanner manufacturer products. If previous Caere customers or the customers of competitive products decline to upgrade or if customers using a bundled product defer or forego the purchase of the Company's newer or more fully featured products because they determine that the bundled product satisfies their needs, it could have a material adverse impact on future revenues and operating results.

        Caere's future revenues and operating results may be negatively affected by channel fill. Distributors may fill their distribution channels in anticipation of price increases, sales promotions, or incentives. Channels may also become filled simply because distributors do not sell their inventories to retail distribution or retailers to end users as anticipated. If sell-through does not occur at a sufficient rate, distributors will delay purchases, cancel orders, or return prior purchases in an effort to reduce their inventories. Further, distributors may also delay purchases, cancel orders, or return products in anticipation of a new product or version release. While such channel fill, order delays or cancellations can cause fluctuations in net revenues from one quarter to the next, the impact is mitigated by the Company's deferral of revenue associated with inventories estimated to be in excess of appropriate levels in the distribution and retail channels. Furthermore, the Company estimates and maintains reserves for product returns. A material adverse impact on revenue and operating results, however, can occur.

LONG-TERM RESEARCH AND DEVELOPMENT CYCLE

        Developing and localizing software is expensive and often involves a long payback cycle. The Company plans to continue to make significant investments in R&D and related product opportunities. Significant revenues from these efforts in some cases are not expected for several years. Management expects total spending for R&D in 1999 to increase over spending in 1998.

INTERNATIONAL OPERATIONS

        Caere's international operations are subject to certain risks common to international operations, such as government regulations, import restrictions, currency fluctuations, economic volatility, repatriation restrictions, and seasonal reductions in business activity during summer months in Europe and certain other parts of the world. One or more of these factors could have a material adverse impact on the Company's business, revenues, operating results, or financial condition.

EMPLOYEE RECRUITING AND RETENTION

        Caere believes that its future success depends on its continuing ability to attract and retain highly qualified technical, sales, financial, and managerial personnel. Competition for such people, however, is intense. The Company believes, therefore, that it must provide employees with a competitive compensation package, which necessitates the continued availability of stock options which, in turn, requires ongoing stockholder approval.

FUTURE GROWTH RATE

        The revenue growth rate in 1999 and future periods may not approach the level attained in prior years. As discussed previously, operating expenses are expected to increase in 1999. Because of the fixed nature of a significant portion of such expenses, coupled with the possibility of slower revenue growth, operating margins in 1999 may decrease from those in 1998.

LACK OF PRODUCT REVENUE DIVERSIFICATION

        Caere derived approximately 69 percent of sales in 1998, and 72 percent of sales in each of 1997 and 1996, from the OmniPage and WordScan line of products. Caere expects that these software products will continue to account for a majority of the Company's sales in the near future. A decline in demand for these products as a result of competition, technological change, or other factors would have a material adverse effect on the Company's results of operations.

MATURE MARKETS FOR CERTAIN HARDWARE PRODUCTS

        In 1998, 1997, and 1996, Caere derived approximately 13 percent, 13 percent, and 14 percent, respectively, of its net revenues from sales of its transaction processing OCR and bar code products. The market for both of these sets of products is relatively mature and may not be subject to growth or expansion by the Company in the future. There can be no assurance that Caere's hardware-based transaction processing products will continue to be a significant source of net revenues for the Company.

POSSIBLE VOLATILITY OF CAERE STOCK PRICE

        The prices for Caere Common Stock have fluctuated widely in the past. The management of the Company believes that such fluctuations may have been caused by announcements of new products, quarterly fluctuations in the results of operations, and other factors including, but not limited to, changes in conditions of the personal computer industry in general. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by Caere and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. Caere anticipates that prices for Caere Common Stock may continue to be volatile. Such future stock price volatility for Caere Common Stock may provoke the initiation of securities litigation, which may divert substantial management resources and have an adverse effect on the Company's results of operations.

EFFECT OF ANTITAKEOVER PROVISIONS OF DELAWARE LAW AND CAERE'S CHARTER DOCUMENTS

        Caere is a corporation organized under the laws of the state of Delaware. Certain provisions of the Delaware Law and the charter documents of Caere may have the effect of delaying, deferring or preventing changes in control or management of Caere. Caere is subject to the provisions of Section 203 of the Delaware Law, which has the effect of restricting changes in control of a company. In addition, Caere's Board of Directors is divided into three separate classes. Caere's Board has authority to issue up to 2,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares without any further vote or action by its stockholders. Caere also has a Preferred Share Rights Plan (the "Shareholder Rights Plan"). The effect of the antitakeover protections of the Delaware Law, the Caere charter documents and the Shareholder Rights Plan could be to make it more difficult for a third party to acquire, or could discourage a third party from acquiring, a significant portion of the outstanding stock of Caere.

ITEM 2. PROPERTIES.

        The Company's principal administrative, marketing, manufacturing, and product development facilities consist of approximately 56,000 square feet in two buildings in Los Gatos, California. The Company occupies this space under a lease agreement that expires in 2004. In addition, the Company leases office and storage space in five locations in the United States for use by its regional development and field sales and support staff. Caere GmbH also leases office space in Munich, Germany, for its operations, while Recognita leases office space in Budapest, Hungary. As of December 31, 1998, neither Caere BV nor Caere SARL leased office space in The Netherlands and France, respectively. It is expected that office leases will be executed in 1999 for these European offices. The Company believes that its existing facilities are adequate for its needs for at least the next twelve months.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Incorporated by reference to the section of the Company's 1998 Annual Report to Stockholders entitled "Quarterly Results of Operations," page 30.

ITEM 6. SELECTED FINANCIAL DATA.

        Incorporated by reference to the section of the Company's 1998 Annual Report to Stockholders entitled "1998 Financial Highlights," page 3.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Incorporated by reference to the section of the Company's 1998 Annual Report to Stockholders entitled "Management's Discussion and Analysis," pages 14 through 18.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

FOREIGN CURRENCY HEDGING INSTRUMENTS

        The Company transacts business in various foreign currencies, primarily in certain European countries and Japan. Accordingly, the Company is subject to exposure from movements in foreign currency exchange rates. This exposure is primarily related to forint denominated licenses in Hungary and Eastern Europe, yen denominated licenses in Japan, and local currency denominated operating expenses in Europe.

        A portion of the Company's operating expenses in Japan are in yen, which mitigates a portion of the exposure related to yen denominated licenses in Japan. Likewise, a majority of the Company's operating expenses in Hungary are denominated in forints, mitigating a portion of the exposure related to forint denominated licenses in

Eastern Europe. In addition, the Company hedges firmly committed transactions using primarily forward contracts with maturities of less than three months. As of December 31, 1998, there were no outstanding foreign currency forward exchange contracts. The Company's hedging policy is designed to reduce the impact of foreign currency exchange rate movements, and any gain or loss in the hedging instruments is expected to be offset by a corresponding gain or loss in the underlying exposure being hedged.

        The Company does not use derivative financial instruments for speculative trading purposes, nor does the Company hedge its foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

        The Company currently does not use financial instruments to hedge local currency denominated operating expenses in Europe. Instead, the Company believes that a natural hedge exists, in that local currency revenue from product upgrades substantially offsets the local currency denominated operating expenses. The Company assesses the need to utilize financial instruments to hedge European currency exposure on an ongoing basis.

        The Company regularly reviews its hedging program and may as part of this review determine at any time to change its hedging program.

FIXED INCOME INVESTMENTS

        As of December 31, 1998, the Company had an investment portfolio of fixed income securities, including those classified as cash equivalents of $42.2 million. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of the Company's fixed income securities. As of December 31, 1998, the weighted-average, pre-tax interest rate on the Company's fixed income securities was approximately 5.73 percent.

        The Company does not use derivative financial instruments in its investment portfolio to manage interest rate risk. The Company does, however, limit its exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for its fixed income portfolios. The guidelines limit the maximum duration of portfolios, establish credit quality standards, limits on exposure to one issue, issuer, as well as the type of instrument. Due to the limited duration and credit risk criteria established in the Company's guidelines, the exposure to market and credit risk is not expected to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Incorporated by reference to the sections of the Company's 1998 Annual Report to Stockholders, pages 19 through 30.

        Supplementary data for the year ended December 31, 1997, is as follows:

QUARTERLY RESULTS OF OPERATIONS
(Unaudited)


(In thousands, except per share data)


                                                                      1997, Quarter Ended                      Year
                                                            ----------------------------------------          Ended
                                             Mar 31           Jun 30          Sep 30          Dec 31          Dec 31
                                           --------         --------        --------        --------        --------
Net revenues                               $ 12,572         $ 12,751        $ 14,069        $ 15,626        $ 55,018
Gross margin                                  8,856            9,398          10,621          11,823          40,698
In-process research and development           2,935               --              --              --           2,935
Earnings (loss) before income taxes          (1,831)           1,124           2,116           2,608           4,017
Net earnings (loss)                          (1,941)           1,012           1,852           2,217           3,140
Basic earnings (loss) per share            $   (.15)        $    .08        $    .14        $    .17        $    .24
Diluted earnings (loss) per share          $   (.15)        $    .08        $    .14        $    .17        $    .24

Weighted average shares used in
per share calculations:
   Basic                                     12,682           13,280          13,310          13,212          13,123
   Diluted                                   12,682           13,320          13,402          13,387          13,265

Common stock price per share:
   High                                    $  12.88         $   8.75        $   9.38        $   9.19        $  12.88
   Low                                         7.13             6.00            7.02            8.00            6.00



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated by reference to the sections of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders entitled "Election of Directors" and "Management."

ITEM 11. EXECUTIVE COMPENSATION.

        Incorporated by reference to the sections of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders entitled "Executive Compensation" and "Compensation of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Incorporated by reference to the section of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders entitled "Security Ownership of Management and Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Incorporated by reference to the section of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders entitled "Executive Compensation," "Compensation of Directors," and "Stock Option Grants and Exercises."

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      1.    INDEX TO FINANCIAL STATEMENTS

               The following documents are incorporated in Part II of this Annual Report by reference to the 1998 Annual Report to Stockholders:


                                                                                       ANNUAL REPORT TO
                                                                                         STOCKHOLDERS
                                                                                       ----------------
         Consolidated Balance Sheets as of December 31, 1998 and 1997                       Page 19
         Consolidated Statements of Earnings for each of the years in the
            three-year period ended December 31, 1998                                       Page 20
         Consolidated Statements of Stockholders' Equity for each of the years in the
            three-year period ended December 31, 1998                                       Page 21
         Consolidated Statements of Cash Flows for each of the years in the
            three-year period ended December 31, 1998                                       Page 22
         Notes to Consolidated Financial Statements                                       Pages 23-30
         Independent Auditors' Report                                                       Page 30

        With the exception of the information expressly incorporated by reference into Items 5, 6, 7, and 8 of this Annual Report on Form 10-K, the 1998 Annual Report to Stockholders, attached as Exhibit 13.1, is not deemed filed as part of this report.


        2. FINANCIAL STATEMENT SCHEDULES

               The following financial statement schedule is filed as a part of this Annual Report on Form 10-K and should be read in conjunction with the Financial Statements:

        Schedule II - Valuation and Qualifying Accounts

               All other schedules are omitted because they are not required, or not applicable, or because the required information is included in the 1998 Annual Report to Stockholders, filed as Exhibit 13.1.

3. EXHIBITS

EXHIBIT
 NUMBER             DESCRIPTION
-------             -----------
    2.1       Agreement and Plan of Reorganization dated as of October 14, 1994, between the Company and Calera Recognition Systems, Inc.(5)

    3.1       Certificate of Incorporation of the Company (exhibit 3.4)(1)

    3.1(i) Certificate of Amendment filed with the Delaware Secretary of State October 13, 1994(6)

    3.1(ii)   Agreement of Merger between the Caere Acquisition Corporation and
              Calera Recognition Systems, Inc. as filed with the California
              Secretary of State December 20, 1994 (Exhibit 3.5)(6)

    3.2       By-laws of the Company (exhibit 3.4)(8)

    3.3       Amended Bylaws

    4.1       Reference is made to Exhibits 3.1 and 3.2

  *10.1 1981 Incentive Stock Option Plan, as amended, and related form of incentive stock option agreement(8)

  *10.2 1981 Supplemental Stock Option Plan, as amended, and related form of supplemental stock option agreement(8)

   10.3       Lease Agreement for 100 Cooper Court, dated November 27, 1991 between the Company and Vasona Business Park(7)

   10.4       Lease Agreement for 104 Cooper Court, dated November 27, 1991 between the Company and Vasona Business Park(7)

   10.5 Form of Indemnity Agreement between the Company and its officers and directors (exhibit 10.12)(1)

  *10.7       Employee Stock Purchase Plan (exhibit 10.6)(8)

  *10.8       1992 Officer Bonus Plan (exhibit 10.9)(4)

  *10.9       1992 Non-Employee Directors' Stock Option Plan (exhibit 10.8)(8)

  10.10       Preferred Share Purchase Rights Plan (exhibit 1)(3)

 *10.11       Executive Compensation and Benefits Continuation Agreement, Robert
              G. Teresi, dated December 28, 1994.(6)

  10.12       2000 Stock Option Plan

  10.13       2000 Employee Stock Purchase Plan

  11.1        Statement regarding computation of net earnings (loss) per share

  13.1        1998 Annual Report to Stockholders

  21.1        Subsidiaries of the Registrant

  23.1        Consent of KPMG LLP

  24.1        Power of Attorney. Reference is made to the signature page

  27.1        Financial Data Schedule


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



                                            CAERE CORPORATION



Dated: March 25, 1999                       By: /S/Blanche M. Sutter
                                                -------------------------------
                                                Blanche M. Sutter
                                                Executive Vice President,
                                                Chief Financial Officer
                                                and Secretary


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


Signature                                       Title                                             Date
---------                                       -----                                             ----
/S/Robert G. Teresi                    Chairman of the Board,                                 March 25, 1999
--------------------------             Chief Executive Officer
Robert G. Teresi                       (Principal Executive Officer)

/S/James K. Dutton                     Director                                               March 25, 1999
--------------------------
James K. Dutton

/S/Robert J. Frankenberg               Director                                               March 25, 1999
--------------------------
Robert J. Frankenberg

/S/Betsy S. Atkins                     Director                                               March 25, 1999
--------------------------
Betsy S. Atkins

/S/Joseph J. Francesconi               Director                                               March 25, 1999
--------------------------
Joseph J. Francesconi

/S/Blanche M. Sutter                                                                          March 25, 1999
--------------------------             Executive Vice President,
Blanche M. Sutter                      Chief Financial Officer and Secretary
                                       (Principal Financial and Accounting Officer)

   Report on Financial Statement Schedule and Consent of Independent Auditors

                                                                    SCHEDULE II



                                CAERE CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                             AS OF DECEMBER 31, 1998

                                 (IN THOUSANDS)


                                                                      ADDITIONS
                                               BALANCE AT     CHARGED TO      CHARGED                    BALANCE
                                               BEGINNING      COSTS AND      TO OTHER                   AT END OF
                DESCRIPTION                    OF PERIOD      EXPENSES       ACCOUNTS    DEDUCTIONS      PERIOD
                -----------                    ----------     ----------     --------    ----------     ---------
YEAR ENDED DECEMBER 31, 1996
  Allowance for returns, coop advertising
      and other customer credits                 $1,702        $1,578        $    --        $1,765        $1,515
                                                 ===============================================================
  Reserve for excess and obsolete
    inventories                                  $  310        $1,033        $    --        $  734        $  609
                                                 ===============================================================
  Accumulated amortization of
    software development costs                   $3,413        $  734        $    --        $   --        $4,147
                                                 ===============================================================

YEAR ENDED DECEMBER 31, 1997
  Allowance for returns, coop advertising
      and other customer credits                 $1,515        $2,189        $    --        $1,617        $2,087
                                                 ===============================================================
  Reserve for excess and obsolete
    inventories                                  $  609        $  975        $    --        $  781        $  803
                                                 ===============================================================
  Accumulated amortization of
    software development costs                   $4,147        $  508        $    --        $   --        $4,655
                                                 ===============================================================

YEAR ENDED DECEMBER 31, 1998
  Allowance for returns, coop advertising
      and other customer credits                 $2,087        $2,341        $    --        $2,471        $1,957
                                                 ===============================================================
  Reserve for excess and obsolete
    inventories                                  $  803        $1,100        $    --        $1,139        $  764
                                                 ===============================================================
  Accumulated amortization of
    software development costs                   $4,655        $  678        $    --        $   --        $5,333
                                                 ===============================================================

                                CAERE CORPORATION

                                INDEX OF EXHIBITS



EXHIBIT
 NUMBER             DESCRIPTION
-------             -----------
    2.1       Agreement and Plan of Reorganization dated as of October 14, 1994, between the Company and Calera Recognition Systems, Inc. (5)

    3.1       Certificate of Incorporation of the Company (exhibit 3.4)(1)

    3.1(i) Certificate of Amendment filed with the Delaware Secretary of State October 13, 1994(6)

    3.1(ii)   Agreement of Merger between the Caere Acquisition Corporation and
              Calera Recognition Systems, Inc. as filed with the California
              Secretary of State December 20, 1994 (Exhibit 3.5)(6)

    3.2       By-laws of the Company (exhibit 3.4)(8)

    3.3       Amended Bylaws

    4.1       Reference is made to Exhibits 3.1 and 3.2

  *10.1 1981 Incentive Stock Option Plan, as amended, and related form of incentive stock option agreement(8)

  *10.2 1981 Supplemental Stock Option Plan, as amended, and related form of supplemental stock option agreement(8)

   10.3       Lease Agreement for 100 Cooper Court, dated November 27, 1991 between the Company and Vasona Business Park(7)

   10.4       Lease Agreement for 104 Cooper Court, dated November 27, 1991 between the Company and Vasona Business Park(7)

   10.5 Form of Indemnity Agreement between the Company and its officers and directors (exhibit 10.12)(1)

  *10.7       Employee Stock Purchase Plan (exhibit 10.6)(8)

  *10.8       1992 Officer Bonus Plan (exhibit 10.9)(4)

  *10.9       1992 Non-Employee Directors' Stock Option Plan (exhibit 10.8)(8)

  10.10       Preferred Share Purchase Rights Plan (exhibit 1)(3)

 *10.11       Executive Compensation and Benefits Continuation Agreement, Robert
              G. Teresi, dated December 28, 1994.(6)

  10.12       2000 Stock Option Plan

  10.13       2000 Employee Stock Purchase Plan

  11.1        Statement regarding computation of net earnings (loss) per share

  13.1        1998 Annual Report to Stockholders

  21.1        Subsidiaries of the Registrant

  23.1        Consent of KPMG LLP

  24.1        Power of Attorney. Reference is made to the signature page

  27.1        Financial Data Schedule


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