Form 10-Q
period 1999-03-31
CAERE CORP
filed 1999-05-14
CIK 854916

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999 or

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

                  Yes [x]                           No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

                                                   Outstanding as of
        Class                                       March 31, 1999
        -----                                      -----------------

        Common Stock
        $.001 par value                               12,074,191


                           This is page 1 of 22 pages

                                CAERE CORPORATION
                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                          Page
                                                                                          ----
ITEM 1.       Financial Statements

              Condensed Consolidated Balance Sheets - March 31, 1999
                  and December 31, 1998                                                      3

              Condensed Consolidated Statements of Operations -- Three Months
               Ended March 31, 1999 and 1998                                                 4

              Condensed Consolidated Statements of Cash Flows -- Three Months
                  Ended March 31, 1999 and 1998                                              5

              Notes to Condensed Consolidated Financial Statements                         6-8

ITEM 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                     9-20

ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk                 21-22


                           PART II. OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K                                              22

SIGNATURES                                                                                  22

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                CAERE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                March 31,      December 31,
                                                                                  1999             1998
                                                                              ------------     ------------

                                     ASSETS

Cash and cash equivalents                                                     $     21,862     $     15,753
Short-term investments                                                              24,441           28,584
Receivables, net                                                                     7,257            7,336
Inventories (Note B)                                                                 1,727            1,953
Deferred income taxes                                                                2,953            2,953
Other current assets                                                                   948              422
                                                                              ------------     ------------
         Total current assets                                                       59,188           57,001

Property and equipment, net                                                          3,389            3,640
Other assets                                                                         2,841            3,243
                                                                              ------------     ------------

         Total assets                                                         $     65,418     $     63,884
                                                                              ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other payables                                           $      7,504     $      7,711

Stockholders' equity:
Preferred stock, $.001 par value:  authorized 2,000,000
  shares; none issued or outstanding                                                     -                -
Common stock, $.001 par value:  authorized 30,000,000
  shares; issued and outstanding 12,074,191 and 12,072,028
  shares                                                                                12               12
Additional paid-in capital                                                          41,506           42,409
Retained earnings                                                                   16,396           13,752
                                                                              ------------     ------------

         Total stockholders' equity                                                 57,914           56,173
                                                                              ------------     ------------

         Total liabilities and stockholders' equity                           $     65,418     $     63,884
                                                                              ============     ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                CAERE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                ---------------------------
                                                                                   1999             1998
                                                                                ----------       ----------
Net revenues                                                                    $   17,736       $   15,659

Cost of revenues                                                                     3,460            3,427
                                                                                ----------       ----------

                                                                                    14,276           12,232
                                                                                ----------       ----------
Operating expenses:
  Research and development                                                           3,464            2,947
  Selling, general and administrative                                                7,611            7,058
                                                                                ----------       ----------

                                                                                    11,075           10,005
                                                                                ----------       ----------

  Operating earnings                                                                 3,201            2,227

Interest income, net                                                                   576              587
                                                                                ----------       ----------

  Earnings before income taxes                                                       3,777            2,814

Income tax expense                                                                   1,133              569
                                                                                ----------       ----------

  Net earnings                                                                  $    2,644       $    2,245
                                                                                ==========       ==========

Basic earnings per share                                                        $     0.22       $     0.17
                                                                                ==========       ==========

Diluted earnings per share                                                      $     0.21       $     0.17
                                                                                ==========       ==========

Weighted average shares used in basic earnings per share calculation
                                                                                    12,120           13,064
                                                                                ==========       ==========

Weighted average shares used in diluted earnings per share calculation
                                                                                    12,632           13,561
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

                                CAERE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                   -----------------------------
                                                                                      1999               1998
                                                                                   ----------         ----------
Cash flows from operating activities:
  Net earnings                                                                     $    2,644         $    2,245
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                                         731                718
    Amortization of capitalized software development costs                                200                138
    Other                                                                                 (72)                 0
    Changes in operating assets and liabilities:
         Receivables, net                                                                  79                966
         Inventories                                                                      226                (35)
         Other current assets                                                            (526)                51
         Accrued expenses and other payables                                             (207)              (396)
                                                                                   ----------         ----------
         Net cash provided by operating activities                                      3,075              3,687
                                                                                   ----------         ----------
Cash flows from investing activities:
    Short-term investments, net                                                         4,143            (11,909)
    Capital expenditures                                                                 (451)              (258)
    Capitalized software development costs                                                (65)               (75)
    Other assets                                                                          238               (239)
                                                                                   ----------         ----------
         Net cash provided by (used for) investing activities                           3,865            (12,481)
                                                                                   ----------         ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                                1,193                353
  Tax benefit associated with exercise of stock options                                     0                 30
  Repurchase of stock                                                                  (2,024)            (2,331)
                                                                                   ----------         ----------
         Net cash used for financing activities                                          (831)            (1,948)
                                                                                   ----------         ----------
Net increase (decrease)  in cash and cash equivalents                                   6,109            (10,742)

Cash and cash equivalents at beginning of period                                       15,753             16,417
                                                                                   ----------         ----------
Cash and cash equivalents at end of period                                         $   21,862         $    5,675
                                                                                   ==========         ==========
Supplemental disclosures:
  Cash paid for income taxes                                                       $    2,078         $    1,717
                                                                                   ==========         ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                CAERE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A)       Basis of Presentation

         The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present the financial position of the Company as of March 31, 1999, and its results of operations and cash flows for the periods indicated.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company filed audited financial statements with the Securities and Exchange Commission which included all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations and cash flows for the years ended December 31, 1998, 1997 and 1996, in its report on Form 10-K, for the year ended December 31, 1998 (the "Form 10-K"). These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Form 10-K. The results of operations for the interim period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.


B)       Inventories


                                                      March 31,     December 31,
                                                        1999            1998
                                                    ------------    ------------
                                                           (In thousands)
         A summary of inventories follows:

              Raw materials                         $        869    $        690
              Work in process                                237             406
              Finished goods                                 621             857
                                                    ------------    ------------
                                                    $      1,727    $      1,953
                                                    ============    ============

C)       Earnings Per Share

         Basic earnings per share is computed using the weighted-average number of common shares outstanding for the period. Diluted earnings per share is based on the weighted-average number of common shares outstanding for the period plus dilutive common equivalent shares, including stock options using the treasury stock method. Amounts shown below are in thousands, except per share amounts.


                                                                        Three Months Ended
                                                                             March 31,
                                                                    ---------------------------
                                                                       1999             1998
                                                                    ----------       ----------
         Net earnings                                               $    2,644       $    2,245
                                                                    ==========       ==========

         Shares used to compute basic earnings per share
            (weighted average common shares outstanding)                12,120           13,064

         Dilutive common equivalent shares - stock options                 512              497
                                                                    ----------       ----------

         Shares used to compute diluted earnings per share              12,632           13,561
                                                                    ==========       ==========

         Basic earnings per share                                   $     0.22       $     0.17
                                                                    ==========       ==========

         Diluted earnings per share                                 $     0.21       $     0.17
                                                                    ==========       ==========


D)       Comprehensive Income

         The Company has no significant components of other comprehensive income and, as a result, comprehensive income is the same as net earnings for all periods presented.

E)       Segment Reporting

         The Company has adopted the provisions of SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

         The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance. The consolidated financial information is identical to the information presented in the accompanying condensed consolidated statements of operations. Therefore, the Company operates in a single operating segment: information recognition software and products.

         Net revenue information regarding product type is as follows for the three months ended March 31 (in thousands):

                                       1999             1998
                                    ----------       ----------
         Software products          $   16,168       $   13,743
         Hardware products               1,568            1,916
                                    ----------       ----------
            Consolidated            $   17,736       $   15,659
                                    ==========       ==========

         Revenue and asset information regarding operations in the different geographic regions is as follows (in thousands):

                                                         Americas         Europe        Other       Consolidated
                                                         --------         ------        -----       ------------

        Revenues for the three months ended March 31:
           1999                                           $11,661         $5,549         $526          $17,736
           1998                                            10,705          4,434          520           15,659

        Identifiable assets at March 31:
           1999                                           $63,281         $2,137          $--          $65,418
           1998                                            62,402          1,482           --           63,884


         One distributor accounted for approximately 24% and 26% of net revenues for the three months ended March 31, 1999 and 1998, respectively. A second customer accounted for approximately 11% and 12% of net revenues for the three months ended March 31, 1999 and 1998, respectively.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, include "forward looking" statements and are subject to risks and uncertainties. These statements discuss, among other things, expected growth, future revenues, and future performance. The actual future results of Caere Corporation (the "Company") could differ materially from anticipated results described in these forward looking statements. Some factors that could cause future actual results to differ materially from the Company's recent results or those described in the forward looking statements include those listed below in the sections entitled "Net Revenues," "Gross Margin," "Financial Condition," "Certain Trends, Issues, and Uncertainties," and other statements set forth below, as well as in the section entitled "Risk Factors" in the Company's report on Form 10-K for its fiscal year ended December 31, 1998. Readers should carefully review the risks described in this and other documents that the Company files with the Securities and Exchange Commission, including the Company's annual report on Form 10-K and quarterly reports on Form 10-Q. The Company assumes no obligation to publicly release any updates or revisions to the forward looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the percentage relationship certain items in the Condensed Consolidated Statements of Operations bear to net revenues:


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      ----------------------
                                                        1999          1998
                                                      --------      --------
         Net revenues                                      100%          100%
         Cost of revenues                                   20            22
                                                      --------      --------

            Gross margin                                    80            78
                                                      --------      --------

         Research and development                           19            19
         Selling, general and administrative                43            45
                                                      --------      --------

            Operating expenses                              62            64
                                                      --------      --------

         Operating earnings                                 18            14

         Interest income, net                                3             4
                                                      --------      --------

         Earnings before income taxes                       21            18

         Income tax expense                                  6             4
                                                      --------      --------

         Net earnings                                       15%           14%
                                                      ========      ========

NET REVENUES

The following chart summarizes net revenues, cost of revenues, and gross margins for the Company's products categorized between software and hardware. Software product revenues are primarily derived from sales of OmniPage, OmniForm, PageKeeper, and Recognita Plus products. Hardware products consist of transaction processing optical character recognition ("OCR") and bar code products. Dollar amounts shown are in thousands.

BUSINESS LINE ANALYSIS

                                                              THREE MONTHS ENDED MARCH 31,
                          -----------------------------------------------------------------------------------------------------
                                               1999                                                  1998
                          -----------------------------------------------       -----------------------------------------------
                            SOFTWARE          HARDWARE                            SOFTWARE         HARDWARE
                            PRODUCTS          PRODUCTS          COMBINED          PRODUCTS         PRODUCTS           COMBINED
                          -----------       -----------       -----------       -----------       -----------       -----------
NET REVENUES              $    16,168       $     1,568       $    17,736       $    13,743       $     1,916       $    15,659
COST OF REVENUES                2,584               876             3,460             2,430               997             3,427
                          -----------       -----------       -----------       -----------       -----------       -----------
GROSS MARGIN              $    13,584       $       692       $    14,276       $    11,313       $       919       $    12,232
                          ===========       ===========       ===========       ===========       ===========       ===========

GROSS MARGIN %                   84.0%             44.1%             80.5%             82.3%             48.0%             78.1%
                          -----------       -----------       -----------       -----------       -----------       -----------


Under Caere's "bundle and upgrade" strategy, very low priced, limited-featured OCR and document management software products are bundled with products sold by certain scanner manufacturer partners. When customers purchase scanners from these manufacturers, they will be exposed to the utility and benefit of the Company's OCR and document management technology. The objective of this strategy is to capitalize on such exposure by getting a number of customers to "upgrade" from the bundled limited edition version software to the Company's more fully-featured products.

Net revenues from software products represented about 91% and 88% of total net revenues for the three months ended March 31, 1999 and 1998, respectively. To the extent the demand for the Company's software products continues to broaden, the Company anticipates that net revenues from software products during the remainder of 1999 will continue to comprise a similar significant portion of its total net revenues. Over 90% of all software revenues are derived from Windows-based products, and the Company anticipates that this will continue in 1999.

Net revenues for software products of $16.2 million in the three months ended March 31, 1999 represented an increase of approximately 18% over the same period in 1998. This growth was primarily attributable to increased royalties received from scanner manufacturers bundling the Company's limited-featured OCR and document management software and increased unit sales of both the OmniPage family of products, especially OmniPage Pro 9.0 which first shipped in October 1998, and the OmniForm products, including OmniForm 4.0 which first shipped in March 1999.

Net revenues for hardware products decreased approximately 18% to $1.6 million for the three months ended March 31, 1999, compared to $1.9 million in same period of 1998. This decrease was primarily the result of a decrease in the unit sales of transaction processing OCR hardware products in the first three months of 1999 compared to the same period of 1998. Historically, there have been fluctuations in sales patterns for the Company's hardware products. In particular, the periodic award of large sales contracts, especially for OCR products, tends to make shipments difficult to predict. As a result, quarterly fluctuations in net revenues from hardware products are expected to continue in the future.

International sales for the three months ended March 31, 1999 increased in absolute dollars compared to the total for the same period of 1998, and represented about 35% and 33% of total net revenues in the first three months of 1999 and 1998, respectively. The Company believes that continued growth in international sales will be important for the Company's future success, and as a result, the Company intends to continue to invest in expanding its operations internationally, particularly in Europe. Sales growth in these markets, however, has been and will continue to be impacted by certain factors beyond the control of the Company, such as variable economic conditions, foreign currency exchange rates, slower adoption of OCR and document management technologies, and government regulation.

GROSS MARGIN

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing and production expenses, packaging costs, royalties paid to third parties, and amortization and write-off of capitalized software development costs.

Cost of revenue as a percentage of total net revenue was 20% and 22% for the three months ended March 31, 1999 and 1998, respectively. Although cost of revenue as a percentage of total net revenue decreased in the first three months of 1999 compared to the same period of 1998, it varies between periods based on both the channel mix and the product mix within channels.

Overall gross margins were 80% for the three months ended March 31, 1999 compared to 78% for the same period of 1998. This improvement was due primarily to product mix being more heavily weighted towards software products, which generally have higher gross margins than do hardware products, during the first three months of 1999 compared to the same period of 1998.

Gross margins for software products were 84% for the three months ended March 31, 1999 compared to 82% for the same period of 1998. This improvement in gross margin percentages during the first three months of 1999 compared to the same period of 1998 is largely attributable to increasing production volumes and increased royalty revenue.

Gross margins for hardware products were 44% for the three months ended March 31, 1999 compared to 48% for the same period of 1998. This decline in gross margins during the first three months of 1999 compared to the same period of 1998 reflects the weakness of hardware product net revenues in the first quarter of 1999 compared to the first quarter of 1998. Since a significant portion of hardware cost of revenues relates to fixed manufacturing overhead costs, the gross margins for hardware will often decline during periods of flat or negative revenue and unit shipment growth.

The primary factor affecting overall gross margins in the future is likely to be shifts in product mix between fully-priced, non-upgrade software, bundled software, and upgrade products, as well as overall shifts in product mix between software and hardware products. In addition, the software market has been subject to rapid changes, including significant price competition, which can be expected to continue. Future technology or market changes may cause certain products to become obsolete rapidly, necessitating increased inventory write-offs or reserves and a corresponding decrease in gross margins.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT
Caere continued to invest heavily in the future by funding research and development ("R&D"). For the three months ended March 31, 1999, R&D expenses were about 18% higher than R&D expenses for the same period of 1998. This increase in absolute dollars was primarily from development staff headcount growth and higher levels of third-party development costs in many areas, particularly in software technologies. The Company's sustained commitment to R&D over the last two years allowed the Company to successfully launch multiple products in 1998, including OmniPage Pro 9.0, OmniPage Wizard, PageKeeper Standard, and an all-in-one Professional Developers Kit. During the first quarter of 1999, OmniForm 4.0 and OmniPage Web both shipped. In some cases, R&D efforts for these products began well over a year before their launch. The Company believes that significant R&D investments in 1999, and beyond, will be necessary for the Company to effectively compete in the software market.

SELLING, GENERAL AND ADMINISTRATIVE
As a percentage of net revenue, selling, general and administrative ("SG&A") expense was 43% and 45% for the three months ended March 31, 1999 and 1998, respectively. The increase in the absolute dollar amounts of SG&A expenses for the three months ended March 31, 1999 compared to the same period of 1998 was due primarily to expanded product-specific marketing programs, expansion of distribution channels, and growth in computer and information systems and business infrastructure necessary to support overall increases in the scope of the Company's operations. Caere expects that SG&A expense will increase in absolute dollar terms during the remainder of 1999, as efforts to expand sales and marketing activities continue both domestically and internationally.

INTEREST INCOME AND INCOME TAXES
Net interest income was $0.6 million for the three months ended March 31, 1999 and 1998.

The effective income tax rate for the three months ended March 31, 1999 was 30%, compared to an effective income tax rate of about 20% for the same period of 1998 and an effective income tax rate of 25% for the calendar year 1998. The effective income tax rate continues to be lower than the U.S. federal statutory tax rate primarily due to benefits derived from federal net operating loss carryforwards and the Company's utilization of a foreign sales corporation. As of December 31, 1998 the Company has federal net operating loss carryforwards of approximately $11.1 million, which are subject to an annual limitation of approximately $2.7 million.

CERTAIN TRENDS, ISSUES AND UNCERTAINTIES
The Company's future operating results may be affected by various uncertain trends and factors that are beyond the Company's control. These include but are not limited to adverse changes in general economic conditions, rising costs, or the occasional unavailability of needed components. The industry is characterized by rapid changes in the technologies affecting OCR, forms, and desktop document management. The industry has also become increasingly competitive, and, accordingly, the Company's results may additionally be adversely affected by the actions of existing or future competitors, including the development of new technologies, the introduction of new products, and the reduction of prices by such competitors to gain or retain market share.

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

As a result of the foregoing factors and other factors that may arise in the future, the market price of the Company's common stock may be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer industry or the securities markets in general.

YEAR 2000 AND POTENTIAL CONSEQUENCES
Like many other companies, the Year 2000 computer issues create certain risks for the Company. If the Company's internal management information systems or products sold to customers do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations.

The Company is addressing a broad range of issues associated with the programming code in existing computer systems as the year 2000 approaches. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This is frequently referred to as the "Year 2000 Problem." If the Company's internal management information systems and products do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. In mid-1997, Caere initiated a company-wide Year 2000 Project to address this issue. A Year 2000 Committee was established and mandated with defining, assessing and converting, or replacing, various programs, hardware and instrumentation systems to make them Year 2000 compatible.

         1. STATUS OF READINESS: To address the Year 2000 issues with its internal information technology ("IT") systems, the Company has initiated a program to evaluate its internal systems, including manufacturing, sales and financial systems. The Company has completed the assessment phase and the renovation and testing phases are proceeding in parallel. The Company's assessment indicated that certain internal IT systems should be upgraded or replaced as part of a solution to the Year 2000 Problem. All of the hardware and most of the software for the Company's internal IT systems come from third-party suppliers and are being remediated by them.

Although the Company's non-IT systems do not in many cases directly impact the Company's core business, they remain an important part of Caere's Year 2000 efforts. All mission-critical non-IT systems and products have the same target dates for remediation and interoperability testing as their network element and information system counterparts. Caere is currently evaluating the Year 2000 readiness of its non-IT systems with a comprehensive inventory of monitoring and control devices for premises, safety systems and other similar operating installations. Caere has communicated with all mission critical suppliers and service providers about their plans for Year 2000 compliance.

The Company's Year 2000 Project for internal systems is currently scheduled to be completed by mid-1999. The chart below shows the overall status of Caere's five-phase Year 2000 project in the following areas:

---------------------------------------------------------------------------------------------------------------------------
                  AWARENESS       ASSESSMENT      RENOVATION              TESTING                  IMPLEMENTATION

---------------------------------------------------------------------------------------------------------------------------
IT SYSTEMS        Completed       Completed       Underway with           Underway with            Planning and
                                                  approximately 25%       approximately 35%        scheduling underway.
                                                  completed.  Mission     completed.  Mission      Scheduled to be
                                                  critical elements       critical elements        completed by mid-1999.
                                                  scheduled to be         scheduled to be
                                                  completed by mid-1999.  completed by mid-1999.

---------------------------------------------------------------------------------------------------------------------------
NON-IT SYSTEMS    Completed       Completed       Underway with           Underway with            Planning and
                                                  approximately 20%       approximately 20%        scheduling underway.
                                                  completed.  Mission     completed.  Mission      Scheduled to be
                                                  critical elements       critical elements        completed by mid-1999.
                                                  scheduled to be         scheduled to be
                                                  completed by mid-1999.  completed by mid-1999.

---------------------------------------------------------------------------------------------------------------------------

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

The Company believes that all products currently shipping and supported by Caere will be "Year 2000 Compliant." It is likely that some older products may not be Year 2000 Compliant. As used by Caere, "Year 2000 Compliant" means that when used properly and in conformity with the product information provided by the Company, and when used with "Year 2000 Compliant" computer systems, the product will accurately store, display, process, provide, and/or receive data from, into, and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the Caere product properly exchanges date data with the Caere product. There can be no assurance that (i) third party technologies used in combination with Caere products will be Year 2000 Compliant and (ii) Caere products will not be adversely affected when used with such third party technologies, nor can the Company represent that any modifications to its products made by a party other than Caere will be Year 2000 Compliant.

         2. COSTS ASSOCIATED WITH THE YEAR 2000 PROJECT: Costs associated with certain system upgrades are included in existing operating budgets. In some instances (such as the Company's financial administrative system), the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to Year 2000 compliance issues. Certain of the costs related to upgrades of hardware and software systems are covered by ongoing maintenance agreements. Additional costs of purchasing, installing, modifying and testing the internal systems are not expected to exceed $800,000. The total cost associated with required modifications to become Year 2000 Compliant is estimated at $1,000,000.

The total cost estimate is based on the current assessment of the projects and is subject to change as the project progresses. Based on currently available information, the Company does not believe that the Year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is still uncertain to what extent the Company may be affected by such matters. In addition, customers may delay purchase decisions because of uncertainty about Year 2000 issues. There also can be no assurance that the failure to ensure Year 2000 compliance by a supplier or another third party would not have a material adverse effect on the Company.

         3. CONTINGENCY PLANS: The Company has begun internal discussions concerning contingency planning to address potential problem areas with internal systems and with suppliers and other third parties. It is expected that remediation and contingency planning activities will be on going throughout calendar year 1999 with the goal of appropriately resolving all material internal systems and third party issues.

FINANCIAL CONDITION
Caere's cash and short-term investment portfolio totaled $46.3 million at March 31, 1999. The portfolio is diversified among security types, industries, and individual issuers. The portfolio is invested primarily in short-term, U.S. dollar denominated securities to both minimize interest rate risk and maintain liquidity in the event of immediate cash needs.

Caere offers credit terms to qualifying customers and also sells products on a prepaid, credit card and cash-on-delivery basis. For credit sales, the Company attempts to control its bad debt exposure through monitoring of customers' creditworthiness and, where practicable, through participation in credit associations that provide credit rating information about its customers. The Company has also purchased credit insurance for certain key accounts to reduce the potential for catastrophic losses.

Caere has no long-term debt. The Company has not paid cash dividends on its common stock. Stockholders' equity at March 31, 1999 was $57.9 million.

Caere will continue to invest in its sales, marketing, and product support infrastructures. In addition, research and development investments will continue to be made in existing and advanced areas of technology, including using cash to acquire technology and to fund other strategic opportunities. Additions to property and equipment will continue, including new facilities and computer systems for research and development, sales and marketing, support, and administrative staff.

Cash will also continue to be used to repurchase common stock. Among other purposes, the shares will be used for employee stock option and purchase plans. The Company repurchased approximately 1.5 million shares of common stock in 1998 with an aggregate cost of approximately $19.8 million. During the three months ended March 31, 1999, the Company repurchased an additional 150,000 shares of common stock with an aggregate cost of approximately $2.0 million.

Management believes that existing cash and short-term investments together with funds generated from operations will be sufficient to meet operating and capital expenditure requirements for at least the next 12 months.

                                  RISK FACTORS

Caere's future operating results may be affected by various factors that are beyond the Company's control. Accordingly, in addition to the factors described elsewhere in this Form 10-Q and in the Company's 1998 annual report on Form 10-K, the following trends, issues, and uncertainties, among others, should be considered in evaluating the Company's growth and performance outlook.

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

DISTRIBUTION CHANNELS
Caere may not be able to develop an effective method of distributing its software products utilizing newly emerging software distribution channels, including the Internet. Even if successful, the presence of new channels could adversely affect existing channels and product pricing, which could have a material adverse impact on the Company's future operating results and financial condition. Caere currently offers its software products over the Internet.

A significant portion of Caere's revenue is attributable to its upgrade strategy. Upgrades are derived from three primary sources: first, from previous customers who are seeking the improvements of the latest versions of Caere's OCR, electronic forms, and document management software products; second, from customers who are upgrading from competitive products; and third, from a limited edition version of the Company's product that was bundled with various scanner manufacturer products. If previous Caere customers or the customers of competitive products decline to upgrade or if customers using a bundled product defer or forego the purchase of the Company's newer or more fully featured products because they determine that the bundled product satisfies their needs, it could have a material adverse impact on future revenues and operating results.

Caere's future revenues and operating results may be negatively affected by channel fill. Distributors may fill their distribution channels in anticipation of price increases, sales promotions, or incentives. Channels may also become filled simply because distributors do not sell their inventories to retail distribution or retailers to end users as anticipated. If sell-through does not occur at a sufficient rate, distributors will delay purchases, cancel orders, or return prior purchases in an effort to reduce their inventories. Further, distributors may also delay purchases, cancel orders, or return products in anticipation of a new product or version release. While such channel fill, order delays or cancellations can cause fluctuations in net revenues from one quarter to the next, the impact is mitigated by the Company's deferral of revenue associated with inventories estimated to be in excess of appropriate levels in the distribution and retail channels. Furthermore, the Company estimates and maintains reserves for product returns. There can be no assurance, however, that such channel fill, order delays or cancellations will not have a material adverse impact on revenue and operating results.

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

EMPLOYEE RECRUITING AND RETENTION
Caere believes that its future success depends on its continuing ability to attract and retain highly qualified technical, sales, financial, and managerial personnel. Competition for such people, however, is intense. The Company believes, therefore, that it must provide employees with a competitive compensation package, which necessitates the continued availability of stock options which, in turn, requires ongoing stockholder approval. Failure to obtain such stockholder approval could have a material adverse effect on the Company's ability to attract and retain employees.

FUTURE GROWTH RATE
The revenue growth rate in 1999 and future periods may not approach the level attained in prior years. As discussed previously, operating expenses are expected to increase in 1999. Because of the fixed nature of a significant portion of such expenses, coupled with the possibility of slower revenue growth, operating margins in 1999 may decrease from those in 1998.

LACK OF PRODUCT REVENUE DIVERSIFICATION
Caere derives a significant portion of its net revenues from sales of its OmniPage family of products. Caere expects that these software products will continue to account for a majority of the Company's sales in the near future. A decline in demand for these products as a result of competition, technological change, or other factors would have a material adverse effect on the Company's results of operations.

MATURE MARKETS FOR CERTAIN HARDWARE PRODUCTS
Caere derived approximately 9% and 12% of its net revenues from sales of its transaction processing OCR and bar code products during the three months ended March 31, 1999 and 1998, respectively. As previously discussed, the market for both of these sets of products is relatively mature and may not be subject to growth or expansion by the Company in the future. There can be no assurance that Caere's hardware-based transaction processing products will continue to be a significant source of net revenues for the Company.

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

                                     ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

A portion of the Company's operating expenses in Japan are in yen, which mitigates a portion of the exposure related to yen denominated licenses in Japan. Likewise, a majority of the Company's operating expenses in Hungary are denominated in forints, mitigating a portion of the exposure related to forint denominated licenses in Eastern Europe. In addition, the Company hedges firmly committed transactions using primarily forward contracts with maturities of less than three months. As of March 31, 1999, there were no outstanding foreign currency forward exchange contracts. The Company's hedging policy is designed to reduce the impact of foreign currency exchange rate movements, and any gain or loss in the hedging instruments is expected to be offset by a corresponding gain or loss in the underlying exposure being hedged.

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

FIXED INCOME INVESTMENTS
As of March 31, 1999, the Company had an investment portfolio of fixed income securities, including those classified as cash equivalents of about $42.7 million. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of the Company's fixed income securities. As of March 31, 1999, the weighted-average, pre-tax interest rate on the Company's fixed income securities was approximately 5.2%.

The Company does not use derivative financial instruments in its investment portfolio to manage interest rate risk. The Company does, however, limit its exposure to interest rate and credit risk by establishing and monitoring policies and guidelines for its fixed income portfolios. The guidelines limit the maximum duration of portfolios, establish credit quality standards, limits on exposure to one issue, issuer, as well as the type of instrument. Due to the limited duration and credit risk criteria established in the Company's guidelines, the exposure to market and credit risk is not expected to be material.


                           PART II. OTHER INFORMATION


                                     ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
                  Exhibit 27 - Financial Data Schedule (included only in the copy of this report filed electronically with the Commission)

(b)      Reports on Form 8-K
                  No reports on Form 8-K were filed by the Company during the period covered by this report.



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAERE CORPORATION

Date:  March 12, 1999

                                   /S/  Blanche M. Sutter
                                   ---------------------------------------------
                                   Blanche M. Sutter, Executive Vice President
                                   and Chief Financial Officer
                                   (Principal Financial and Accounting Officer
                                   and Duly Authorized Officer)

INDEX TO EXHIBIT

Exhibit
Number                   Description
------                   -----------
  27           Financial Data Schedule