Form 10-Q
period 1999-06-30
CAERE CORP
filed 1999-08-16
CIK 854916

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999 or

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

                 100 COOPER COURT, LOS GATOS, CALIFORNIA, 95032
                    (Address of principal executive offices)

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

                               Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

                                                       Outstanding as of
           Class                                         June 30, 1999
           -----                                       -----------------
           Common Stock
           $.001 par value                                12,131,948

                           This is page 1 of 24 pages

                                CAERE CORPORATION
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                   Page
                                                                                                   ----
ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets - June 30, 1999
               and December 31, 1998                                                                 3

           Condensed Consolidated Statements of Operations - Three Months
               and Six Months Ended June 30, 1999 and 1998                                           4

           Condensed Consolidated Statements of Cash Flows - Six Months
               Ended June 30, 1999 and 1998                                                          5

           Notes to Condensed Consolidated Financial Statements                                    6-8

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                9-21

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk                               22


                                               PART II. OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Securities Holders                                    23

ITEM 6.    Exhibits and Reports on Form 8-K                                                         24

SIGNATURES                                                                                          24


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                CAERE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                             June 30,     December 31,
                                                                                              1999           1998
                                                                                             -------      ---------
                                                                ASSETS
Cash and cash equivalents                                                                    $29,759        $15,753
Short-term investments                                                                        21,063         28,584
Receivables, net                                                                               7,748          7,336
Inventories (Note B)                                                                           1,586          1,953
Deferred income taxes                                                                          2,953          2,953
Other current assets                                                                           1,019            422
                                                                                             -------        -------
         Total current assets                                                                 64,128         57,001

Property and equipment, net                                                                    3,045          3,640
Other assets                                                                                   2,471          3,243
                                                                                             -------        -------

         Total assets                                                                        $69,644        $63,884
                                                                                             =======        =======

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other payables                                                          $ 8,721        $ 7,711

Stockholders' equity:
Preferred stock, $.001 par value:  authorized 2,000,000
  shares; none issued or outstanding                                                              --             --
Common stock, $.001 par value:  authorized 30,000,000
  shares; issued and outstanding 12,131,948 and 12,072,028
  shares                                                                                          12             12
Additional paid-in capital                                                                    42,002         42,409
Retained earnings                                                                             18,909         13,752
                                                                                             -------        -------

         Total stockholders' equity                                                           60,923         56,173
                                                                                             -------        -------

         Total liabilities and stockholders' equity                                          $69,644        $63,884
                                                                                             =======        =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                CAERE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         Three Months Ended    Six Months Ended
                                                               June 30,            June 30,
                                                              --------             --------
                                                         1999       1998       1999       1998
                                                        -------    -------    -------    -------
Net revenues                                            $17,022    $16,168    $34,758    $31,827

Cost of revenues                                          3,297      3,883      6,757      7,310
                                                        -------    -------    -------    -------
                                                         13,725     12,285     28,001     24,517
                                                        -------    -------    -------    -------
Operating expenses:
  Research and development                                3,229      2,986      6,693      5,933
  Selling, general and administrative                     7,507      6,855     15,118     13,913
                                                        -------    -------    -------    -------

                                                         10,736      9,841     21,811     19,846
                                                        -------    -------    -------    -------

  Operating earnings                                      2,989      2,444      6,190      4,671

Interest and other income                                   600        743      1,176      1,330
                                                        -------    -------    -------    -------

  Earnings before income taxes                            3,589      3,187      7,366      6,001

Income tax expense                                        1,076        794      2,209      1,363
                                                        -------    -------    -------    -------

  Net earnings                                          $ 2,513    $ 2,393    $ 5,157    $ 4,638
                                                        =======    =======    =======    =======

Basic earnings per share                                $  0.21    $  0.19    $  0.43    $  0.36
                                                        =======    =======    =======    =======
Diluted earnings per share                              $  0.20    $  0.18    $  0.41    $  0.34
                                                        =======    =======    =======    =======

Weighted average shares used in basic earnings per
share calculation                                        12,084     12,817     12,101     12,940
                                                        =======    =======    =======    =======
Weighted average shares used in diluted earnings per
share calculation                                        12,463     13,531     12,561     13,670
                                                        =======    =======    =======    =======


The accompanying notes are an integral part of the condensed consolidated financial statements.


                                CAERE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                      1999         1998
                                                                                    --------     --------
Cash flows from operating activities:
  Net earnings                                                                      $  5,157     $  4,638
  Adjustments  to  reconcile  net  earnings to net cash  provided  by  operating activities:
    Depreciation and amortization                                                      1,398        1,439
    Amortization of capitalized software development costs                               401          318
    Other                                                                                (97)          30
    Changes in operating assets and liabilities:
         Receivables, net                                                               (412)        (305)
         Inventories                                                                     367           34
         Other current assets                                                           (597)         164
         Accrued expenses and other payables                                           1,010          822
                                                                                    --------     --------
         Net cash provided by operating activities                                     7,227        7,140
                                                                                    --------     --------
Cash flows from investing activities:
    Short-term investments, net                                                        7,521      (10,564)
    Capital expenditures                                                                (735)        (697)
    Capitalized software development costs                                              (130)        (150)
    Other assets                                                                         433         (866)
                                                                                    --------     --------
         Net cash provided by (used for) investing activities                          7,089      (12,277)
                                                                                    --------     --------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                               1,714        1,545
  Repurchase of stock                                                                 (2,024)     (10,402)
                                                                                    --------     --------
         Net cash used for financing activities                                         (310)      (8,857)
                                                                                    --------     --------
Net increase (decrease)  in cash and cash equivalents                                 14,006      (13,994)

Cash and cash equivalents at beginning of period                                      15,753       16,417
                                                                                    --------     --------
Cash and cash equivalents at end of period                                          $ 29,759     $  2,423
                                                                                    ========     ========
Supplemental disclosures:
  Cash paid for income taxes                                                        $  2,722     $  2,091
                                                                                    ========     ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                CAERE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A)        Basis of Presentation

          The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present the financial position of the Company as of June 30, 1999, and its results of operations and cash flows for the periods indicated.

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company filed audited financial statements with the Securities and Exchange Commission which included all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations and cash flows for the years ended December 31, 1998, 1997 and 1996, in its report on Form 10-K, for the year ended December 31, 1998 (the "Form 10-K"). These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Form 10-K. The results of operations for the interim period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


B)        Inventories

                                                             June 30,            December 31,
                                                               1999                   1998
                                                             ---------            ------------
                                                                      (In thousands)
           A summary of inventories follows:

                Raw materials                                 $  684                $  690
                Work in process                                  131                   406
                Finished goods                                   771                   857
                                                              ------                ------
                                                              $1,586                $1,953
                                                              ======                ======

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

                                         Three Months Ended    Six Months Ended
                                                June 30,            June 30,
                                               --------             --------
                                          1999        1998       1999       1998
                                         -------    -------    -------    -------
Net earnings                             $ 2,513    $ 2,393    $ 5,157    $ 4,638
                                         =======    =======    =======    =======

Shares used to compute basic earnings
   per share (weighted average common
   shares outstanding)                    12,084     12,817     12,101     12,940

Dilutive common equivalent shares -
   stock options                             379        714        460        730
                                         -------    -------    -------    -------

Shares used to compute diluted
   earnings per share                     12,463     13,531     12,561     13,670
                                         =======    =======    =======    =======

Basic earnings per share                 $  0.21    $  0.19    $  0.43    $  0.36
                                         =======    =======    =======    =======

Diluted earnings per share               $  0.20    $  0.18    $  0.41    $  0.34
                                         =======    =======    =======    =======


D)        Comprehensive Income

          The Company has no significant components of other comprehensive income and, as a result, comprehensive income is substantially the same as net earnings for all periods presented.

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

          Net revenue information regarding product type is as follows (in thousands):

                                   Three Months Ended     Six Months Ended
                                        June 30,             June 30,
                                   ------------------   --------------------
                                     1999      1998       1999       1998
                                   -------    -------    -------    --------
              Software products    $15,182    $13,618    $31,350    $27,361
              Hardware products      1,840      2,550      3,408      4,466
                                   -------    -------    -------    --------
              Consolidated         $17,022    $16,168    $34,758    $31,827
                                   =======    =======    =======    =======

          Revenue and asset information regarding operations in the different geographic regions is as follows (in thousands):

                                                     Americas     Europe    Other   Consolidated
                                                     --------     ------    -----   ------------
        Revenues for the three months ended June 30:
           1999                                       $12,239     $4,330     $453        $17,022
           1998                                        10,642      5,030      496         16,168

        Revenues for the six months ended June 30:
           1999                                       $23,900     $9,879     $979        $34,758
           1998                                        21,347      9,464    1,016         31,827

        Identifiable assets at June 30:
           1999                                       $67,668     $1,976      $--        $69,644
           1998                                        62,144      1,789       --         63,933

          One distributor accounted for approximately 29% and 21% of net revenues for the second quarter of 1999 and 1998, respectively, and 26% and 24% of net revenues for the first six months of 1999 and 1998, respectively. A second customer accounted for approximately 11% and 12% of net revenues for the second quarter of 1999 and 1998, respectively, and 11% and 12% of net revenues for the first six months of 1999 and 1998, respectively.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, include "forward looking" statements and are subject to risks and uncertainties. These statements discuss, among other things, expected growth, future revenues, and future performance. The actual future results of Caere Corporation ("Caere" or the "Company") could differ materially from anticipated results described in these forward looking statements. Some factors that could cause future actual results to differ materially from the Company's recent results or those described in the forward looking statements include those listed below in the sections entitled "Net Revenues," "Gross Margin," "Financial Condition," "Certain Trends, Issues, and Uncertainties," "Risk Factors," and other statements set forth below, as well as in the section entitled "Risk Factors" in the Company's report on Form 10-K for its fiscal year ended December 31, 1998. Readers should carefully review the risks described in this and other documents that the Company files with the Securities and Exchange Commission, including the Company's annual report on Form 10-K and quarterly reports on Form 10-Q. The Company assumes no obligation to publicly release any updates or revisions to the forward looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the percentage relationship certain items in the Condensed Consolidated Statements of Operations bear to net revenues:

                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        JUNE 30,                       JUNE 30,
                                                   -------------------             -------------------
                                                     1999         1998              1999         1998
                                                     ----         ----              ----         ----
         Net revenues                                 100%         100%              100%         100%
         Cost of revenues                              19           24                19           23
                                                     ----         ----              ----         ----

            Gross margin                               81           76                81           77
                                                     ----         ----              ----         ----

         Research and development                      19           19                19           18
         Selling, general and administrative           44           42                44           44
                                                     ----         ----              ----         ----

            Operating expenses                         63           61                63           62
                                                     ----         ----              ----         ----

         Operating earnings                            18           15                18           15

         Interest income, net                           3            5                 3            4
                                                     ------       ------            ------       ----

         Earnings before income taxes                  21           20                21           19

         Income tax expense                             6            5                 6            4
                                                    -----         ----              ----         ----

         Net earnings                                  15%          15%               15%          15%
                                                     ====          ===               ===          ===

NET REVENUES

The following chart summarizes net revenues, cost of revenues, and gross margins for the Company's products categorized between software and hardware. Software product revenues are primarily derived from sales of OmniPage, OmniForm, PageKeeper, and Recognita Plus products. Hardware products consist of transaction processing, optical character recognition ("OCR") products and bar code products. Dollar amounts shown are in thousands.

BUSINESS LINE ANALYSIS

                                               THREE MONTHS ENDED JUNE 30,
                      ------------------------------------------------------------------------------
                                      1999                                          1998
                      ----------------------------------        ------------------------------------
                      SOFTWARE      HARDWARE                    SOFTWARE      HARDWARE
                      PRODUCTS      PRODUCTS     COMBINED       PRODUCTS      PRODUCTS      COMBINED
                      -------       -------       -------       -------       -------       -------
NET REVENUES          $15,182       $ 1,840       $17,022       $13,618       $ 2,550       $16,168
COST OF REVENUES        2,411           886         3,297         2,616         1,267         3,883
                      -------       -------       -------       -------       -------       -------
GROSS MARGIN          $12,771       $   954       $13,725       $11,002       $ 1,283       $12,285
                      =======       =======       =======       =======       =======       =======
GROSS MARGIN %           84.1%         51.8%         80.6%         80.8%         50.3%         76.0%


                                               SIX MONTHS ENDED JUNE 30,
                      ------------------------------------------------------------------------------
                                      1999                                          1998
                      ----------------------------------        ------------------------------------
                      SOFTWARE      HARDWARE                    SOFTWARE      HARDWARE
                      PRODUCTS      PRODUCTS     COMBINED       PRODUCTS      PRODUCTS      COMBINED
                      -------       -------       -------       -------       -------       -------
NET REVENUES          $31,350       $ 3,408       $34,758       $27,361       $ 4,466       $31,827
COST OF REVENUES        4,995         1,762         6,757         5,046         2,264         7,310
                      -------       -------       -------       -------       -------       -------
GROSS MARGIN          $26,355       $ 1,646       $28,001       $22,315       $ 2,202       $24,517
                      =======       =======       =======       =======       =======       =======

GROSS MARGIN %           84.1%         48.3%         80.6%         81.6%         49.3%         77.0%

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

Net revenues from software products represented approximately 89% and 84% of total net revenues for the second quarter of 1999 and 1998, respectively. Net revenues from software products represented approximately 90% and 86% of total net revenues for the first six months of 1999 and 1998, respectively. To the extent the demand for the Company's software products continues to broaden, the Company anticipates that net revenues from software products during the remainder of 1999 will continue to comprise a similar significant portion of its total net revenues. Over 90% of all software revenues are derived from Windows-based products, and the Company anticipates that this will continue in 1999.

Net revenues for software products were $15.2 million for the second quarter of 1999 compared to $13.6 million for the second quarter of 1998, representing an increase of approximately 11%. Net revenues for software products were $31.4 million for the first six months of 1999 compared to $27.4 million for the first six months of 1998, representing an increase of approximately 15%. These increases were primarily attributable to increased unit sales of the OmniPage family of products, including the OmniPage Pro Scanner Suite product that first shipped in June 1999, and the OmniForm products.

Net revenues for hardware products were $1.8 million for the second quarter of 1999 compared to $2.6 million for the second quarter of 1998, representing a decrease of approximately 28%. Net revenues for hardware products were $3.4 million for the first six months of 1999 compared to $4.5 million for the first six months of 1998, representing a decrease of approximately 24%. This decrease was primarily the result of a decrease in the unit sales of transaction processing OCR hardware products in both the second quarter of 1999 and the first six months of 1999 compared to the same periods of 1998. Historically, there have been fluctuations in sales patterns for the Company's hardware products. In particular, the periodic award of large sales contracts, especially for OCR products, tends to make shipments difficult to predict. As a result, quarterly fluctuations in net revenues from hardware products are expected to continue in the future.

International sales were $5.0 million and $5.7 million for the second quarter of 1999 and 1998 respectively. International sales represented approximately 29% and 35% of total net revenues in the second quarter of 1999 and 1998, respectively. The decrease in international sales in the second quarter of 1999 compared to the same period of 1998 was primarily attributable to weakness in software sales in central Europe. International sales were $11.3 million and $10.9 million for the first six months of 1999 and 1998, respectively. International sales represented approximately 32% and 34% of total net revenues in the first six months of 1999 and 1998, respectively. The absolute dollar increase in international sales for the first six months of 1999 compared to the same period of 1998 was primarily attributable to increased retail sales in southern Europe and increased indirect channel sales throughout Europe. The Company believes that continued growth in international sales will be important for the Company's future success, and as a result, the Company intends to continue to invest in expanding its operations internationally, particularly in Europe. Sales growth in these markets, however, has been and will continue to be impacted by certain factors beyond the control of the Company, such as variable economic conditions, foreign currency exchange rates, slower adoption of OCR and document management technologies, and government regulation.

GROSS MARGIN

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing and production expenses, packaging costs, royalties paid to third parties, and amortization and write-off of capitalized software development costs.

Cost of revenue as a percentage of total net revenue was 19% and 24% for the second quarter of 1999 and 1998, respectively. Cost of revenue as a percentage of total net revenue was 19% and 23% for the first six months of 1999 and 1998, respectively. Although cost of revenue as a percentage of total net revenue decreased between the two three-month periods and the two six-month periods, cost of revenue varies between periods based on both the channel mix and the product mix within channels. As a result, quarterly fluctuations in cost of revenue, in absolute dollars and as a percentage of total net revenues, are expected to continue in the future.

Overall gross margins were 81% and 76% for the second quarter of 1999 and 1998, respectively, and 81% and 77% for the first six months of 1999 and 1998, respectively. This improvement was due primarily to product mix being more heavily weighted toward software products, which generally have higher gross margins than do hardware products, in both the second quarter of 1999 and the first six months of 1999 compared to the same periods of 1998.

Gross margins for software products were 84% for the second quarter of 1999 compared to 81% for the second quarter of 1998. Gross margins for the software products were 84% for the first six months of 1999 and 82% for the same period of 1998. This improvement in gross margin percentages during both the second quarter of 1999 and the first six months of 1999 compared to the same periods of 1998 was largely attributable to increasing production volumes and increased royalty revenue.

Gross margins for hardware products were 52% for the second quarter of 1999 compared to 50% for the same period of 1998. Gross margins for hardware products were 48% for the first six months of 1999 compared to 49% for the same period of 1998. The improved gross margin in the second quarter of 1999 compared to the same period of 1998 was primarily attributable to a product mix with higher product margins in the second quarter of 1999 compared to the same period of 1998. The decline in gross margins during the first six months of 1999 compared to the same period of 1998 reflects the weakness of hardware product net revenues in the first six months of 1999 compared to the first six months of 1998. Since a significant portion of hardware cost of revenues relates to fixed manufacturing overhead costs, the gross margins for hardware will often decline during periods of flat or negative revenue and unit shipment growth.

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

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Caere continues to invest heavily in the future by funding research and development ("R&D"). R&D expenses were $3.2 million for the second quarter of 1999 compared to $3.0 million for the second quarter of 1998, representing an increase of approximately 8%. R&D expenses were $6.7 million for the first six months of 1999 compared to $5.9 million for the same period of 1998, representing an increase of approximately 13%. This increase in absolute dollars was primarily from development staff headcount growth, other employee related costs and higher levels of third-party development costs in many areas, particularly in software technologies.

The Company's sustained commitment to R&D over the last two years allowed the Company to successfully launch multiple products in 1998, including OmniPage Pro 9.0, OmniPage Wizard, PageKeeper Standard, and an all-in-one Professional Developers Kit. During the first six months of 1999 new products launched have included OmniForm 4.0, OmniPage Web, OmniPage Pro Scanner Suite and PageKeeper Pro. In some cases, R&D efforts for these products began well over a year before their launch. The Company believes that significant R&D investments in 1999, and beyond, will be necessary for the Company to effectively compete in the software market.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative ("SG&A") expense was $7.5 million for the second quarter of 1999 compared to $6.9 million for the second quarter of 1998, representing an increase of approximately 10%. SG&A expense was $15.1 million for the first six months of 1999 compared to $13.9 million for the same period of 1998, representing an increase of approximately 9%. As a percentage of net revenue, SG&A expense was 44% and 42% for the second quarter of 1999 and 1998, respectively, and 44% for the first six months of both 1999 and 1998. The increases in the absolute dollar amounts of SG&A expense between the two three-month periods and the two six-month periods were due primarily to expansion of product-specific marketing programs, distribution channels, and information systems and business infrastructure to support overall increases in the scope of the Company's operations. Caere expects that SG&A expense will increase in absolute dollar terms during the remainder of 1999, as efforts to expand sales and marketing activities continue both domestically and internationally.

INTEREST INCOME AND INCOME TAXES
Net interest income was $0.6 million and $0.7 million for the second quarter of 1999 and 1998, respectively. Net interest income was $1.2 million and $1.3 million for the first six months of 1999 and 1998, respectively.

The effective income tax rate for both the second quarter of 1999 and the first six months of 1999 was approximately 30%. The effective income tax rate for the second quarter of 1998 was approximately 25% and the effective income tax rate for the first six months of 1998 was approximately 23%. The effective income tax rate continues to be lower than the U.S. federal statutory tax rate primarily due to benefits derived from federal net operating loss carryforwards and the Company's utilization of a foreign sales corporation. As of December 31, 1998, the Company has federal net operating loss carryforwards of approximately $11.1 million, which are subject to an annual limitation of approximately $2.7 million.

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

The Company's future earnings and stock price is subject to significant volatility, particularly on a quarterly basis. The Company's revenues and earnings are unpredictable due to the Company's shipment patterns. As is common in the software industry, the Company's experience has been that a disproportionately large percentage of shipments has occurred in the third month of each fiscal quarter, and shipments tend to be concentrated in the latter half of that month. Because the Company's backlog early in a quarter is not generally large enough to assure that it will meet its revenue targets for any particular quarter, quarterly results are difficult to predict until the end of the quarter. A shortfall in shipments at the end of any particular quarter may cause the results for that quarter to fall significantly short of anticipated levels. Due to analysts' expectations of continued growth, any such shortfall in earnings could have a very significant adverse effect on the trading price of the Company's common stock in any given period.

As a result of the foregoing factors and other factors that may arise in the future, the market price of the Company's common stock may be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer industry or the securities markets in general.

YEAR 2000 ISSUES
Like many other companies, the Year 2000 computer issues create certain risks for the Company. If the Company's internal management information systems or products sold to customers do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. Based on currently available information, the Company does not believe that the Year 2000 issues related to internal systems or products sold to customers will have a material adverse impact on its financial condition or overall trends in results of operations; however, it is still uncertain to what extent the Company may be affected by such matters. In addition, customers may delay purchase decisions because of uncertainty about Year 2000 issues. There also can be no assurance that the failure to ensure Year 2000 compliance by a supplier or another third party would not have a material adverse effect on the Company.

In mid-1997, Caere initiated a company-wide Year 2000 Project to address this issue. A Year 2000 Committee was established and mandated with defining, assessing and converting, or replacing various programs, hardware and instrumentation systems to make them Year 2000 compatible.

     INTERNAL BUSINESS PROCESSES. To address the Year 2000 issues with its internal information technology ("IT") systems, the Company initiated a program to evaluate its IT systems, including manufacturing, sales and financial systems. The Company has completed the assessment phase and the renovation and testing phases are proceeding in parallel. The Company's assessment indicated that certain internal systems should be upgraded or replaced as part of a solution to the Year 2000 problem. As part of its Year 2000 project, the Company is constructing a new computer facility that will house the Company's IT systems. This computer facility is scheduled for completion in mid-August 1999. The Company expects to complete the renovation and testing phases for its IT systems by October 1999.

Although the Company's non-IT systems do not in many cases directly impact the Company's core business, they remain an important part of Caere's Year 2000 efforts. Testing of all mission-critical non-IT systems and products has been completed. Approximately 30% of the non-IT systems required replacement and the renovation process is now 30% complete. The Company expects to complete the renovation phase by November 1999.

The chart below shows the overall status of Caere's five-phase Year 2000 project in the following areas:

-----------------------------------------------------------------------------------------------------------------------
                 AWARENESS     ASSESSMENT      RENOVATION                  TESTING                     IMPLEMENTATION
-----------------------------------------------------------------------------------------------------------------------
IT SYSTEMS       Completed     Completed       Underway with               Underway with               Scheduled to be
                                               approximately 35%           approximately 50%           completed by
                                               completed.  Scheduled to    completed.   Scheduled to   November 1999.
                                               be completed by October     be completed by October
                                               1999.                       1999.
-----------------------------------------------------------------------------------------------------------------------
NON-IT SYSTEMS   Completed     Completed       Underway with               Completed                   Scheduled to be
                                               approximately 30%                                       completed by
                                               completed.  Scheduled to                                December 1999.
                                               be completed by November
                                               1999.
-----------------------------------------------------------------------------------------------------------------------

     THIRD PARTY VENDORS, MANUFACTURERS AND SUPPLIERS. The Company is in the process of identifying and prioritizing critical third parties and vendors, and will follow up with them concerning their plans and progress in addressing the Year 2000 problem. The Company is also working with key vendors, manufacturers and suppliers of products and services to determine that their operations and products are Year 2000 Compliant or to monitor their progress toward Year 2000 compliance, as appropriate. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of third parties to be Year 2000 ready, including developing contingency plans. However, such failures, including failures of any contingency plan, remain a possibility and could have a materially adverse impact on the Company's results of operations or financial condition.

     PRODUCTS. The Company believes that all products currently shipping and supported by Caere are "Year 2000 Compliant." It is likely that some older products may not be Year 2000 Compliant. Current information about the Company's products is available on the Company's Web site (www.caere.com/company/y2k.asp). As used by Caere, "Year 2000 Compliant" means that when used properly and in conformity with the product information provided by the Company, and when used with "Year 2000 Compliant" computer systems, the product will accurately store, display, process, provide, and/or receive data from, into, and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the Caere product properly exchanges date data with the Caere product. There can be no assurance that (i) third party technologies used in combination with Caere products will be Year 2000 Compliant, (ii) Caere products will not be adversely affected when used with such third party technologies, and (iii) any modifications to Caere products made by a party other than Caere will be Year 2000 Compliant.

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

     COSTS. Costs associated with certain system upgrades are included in existing operating budgets. In some instances (such as the Company's financial administrative system), the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to Year 2000 compliance issues. Certain of the costs related to upgrades of hardware and software systems are covered by ongoing maintenance agreements. Additional costs of purchasing, installing, modifying and testing the internal systems are not expected to exceed $800,000. The total cost associated with required modifications to become Year 2000 Compliant is estimated at $1,000,000. The total cost estimate is based on the current assessment of the projects and is subject to change as the projects progress.

     CONTINGENCY PLANS. The Company has begun internal discussions concerning contingency planning to address potential problem areas with internal systems and with suppliers and other third parties. It is expected that remediation and contingency planning activities will be on-going throughout calendar year 1999 with the goal of appropriately resolving all material internal systems and third party issues. There can be no assurance that the Company will be able to develop contingency plans that will adequately address all Year 2000 issues that may arise.

FINANCIAL CONDITION
Caere's cash and short-term investment portfolio totaled $50.8 million at June 30, 1999. The portfolio is diversified among security types, industries, and individual issuers. The portfolio is invested primarily in short-term, U.S. dollar denominated securities to both minimize interest rate risk and maintain liquidity in the event of immediate cash needs.

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

Caere has no long-term debt. The Company has not paid cash dividends on its common stock. Stockholders' equity at June 30, 1999 was $60.9 million.

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

Cash will also continue to be used to repurchase common stock. Among other purposes, the shares will be used for employee stock option and purchase plans. The Company repurchased approximately 1.5 million shares of common stock in 1998 with an aggregate cost of approximately $19.8 million. During the six months ended June 30, 1999, the Company repurchased an additional 150,000 shares of common stock with an aggregate cost of approximately $2.0 million.

Management believes that existing cash and short-term investments, together with funds generated from operations, will be sufficient to meet operating and capital expenditure requirements for at least the next 12 months.

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

RAPID TECHNOLOGICAL CHANGE AND INDUSTRY CONSOLIDATION
Rapid change and uncertainty due to new and emerging technologies characterize the software industry. The introduction of competing products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. In addition, consolidation in the software industry continues to occur, with competing companies merging or acquiring other companies in order to capture market share or expand product lines. As this consolidation occurs, the nature of the market may change as a result of fewer companies dominating particular markets, potentially providing consumers with fewer choices. Any of these changes or factors may have a material adverse impact on the Company's future revenues, operating results, and financial condition.

SCANNER GROWTH RATES
The underlying scanner unit growth rate directly impacts the Company's software revenue growth. A reduction in the scanner shipment growth rate would adversely impact the Company's future software revenue opportunity. In addition, a large proportion of overall scanner unit growth over the last two years has been attributable to the consumer market. There can be no assurance, however, that a sufficient number of consumers will upgrade from the limited version software included free with their scanner to the Company's more fully featured upgrade products. Accordingly, weakness in the number of upgrades would have a material adverse impact on the Company's future revenues, operating results, and financial conditions.

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

The Company's quarterly operating results may continue to fluctuate due to numerous other factors. Some of these factors include the demand for the Company's products, seasonality, customer order deferrals in anticipation of new versions of the Company's products, the introduction of new products and product enhancements by the Company or its competitors, including the effects of filling distribution channels following such introductions and of potential delays in availability of announced or anticipated products, price changes by the Company or its competitors, product sales mix, timing of acquisitions and associated costs, and timing of significant marketing and sales promotions.

CUSTOMER ACCEPTANCE
Caere believes that it will be necessary to continue to introduce new products to remain competitive. While Caere performs extensive usability and beta testing of new products, user acceptance and consumer penetration rates ultimately dictate the success of development and marketing efforts.

TECHNICAL SUPPORT
Consistent with many companies in the software industry, technical support costs comprise a significant portion of the Company's operating costs and expenses. The Company's technical support levels are based largely on projections of future sales levels. While the Company performs extensive quality control review over both technical support services provided by its corporate personnel and, to a lesser extent, support services outsourced to third-party vendors, customer satisfaction with the services rendered may not be favorable. In the event of customer dissatisfaction, future product and upgrade sales may be negatively impacted.

PRICES
Future product prices may decrease from historical levels, depending on competitive market and cost factors. International software prices vary by country and are generally higher than in the United States to cover higher costs of distribution and localization expenses. Increased global competition, European monetary unification, or other factors could erode such price uplifts in the future. In the event of product price reductions either domestically or internationally, the Company's future revenues, operating results, and financial condition may be adversely impacted.

Product upgrades, which enable users to upgrade from both limited edition and earlier versions of the Company's products, have lower prices and margins than fully priced, non-upgrade products. As the desktop applications market continues to saturate, the sales mix has shifted from fully priced, non-upgrade products to upgrade products. This trend is likely to continue, and it could have a material adverse impact on the Company's future revenues, operating results, and financial condition.

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

A significant portion of Caere's revenue is attributable to its upgrade strategy. Upgrades are derived from three primary sources: first, from previous customers who are seeking the improvements of the latest versions of Caere's OCR, electronic forms, and document management software products; second, from customers who are upgrading from competitive products; and third, from a limited edition version of the Company's product that was bundled with various scanner manufacturer products. If previous Caere customers or the customers of competitive products decline to upgrade or if customers using a bundled product defer or forego the purchase of the Company's newer or more fully featured products because they determine that the bundled product satisfies their needs, it could have a material adverse impact on future revenues, operating results, and financial condition.

Caere's future revenues and operating results may be negatively affected by channel fill. Distributors may fill their distribution channels in anticipation of price increases, sales promotions, or incentives. Channels may also become filled simply because distributors do not sell their inventories to retail distribution or retailers to end users as anticipated. If sell-through does not occur at a sufficient rate, distributors will delay purchases, cancel orders, or return prior purchases in an effort to reduce their inventories. Further, distributors may also delay purchases, cancel orders, or return products in anticipation of a new product or version release. Such channel fill, order delays or cancellations can cause fluctuations in net revenues from one quarter to the next, although the impact is mitigated by the Company's deferral of revenue associated with inventories estimated to be in excess of appropriate levels in the distribution and retail channels. Furthermore, the Company estimates and maintains reserves for product returns. There can be no assurance, however, that such channel fill, order delays or cancellations will not have a material adverse impact on future revenues and operating results.

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

INTERNATIONAL OPERATIONS
Caere's international operations are subject to certain risks common to international operations, such as government regulations, import restrictions, currency fluctuations, economic volatility, repatriation restrictions, and seasonal reductions in business activity during summer months in Europe and certain other parts of the world. One or more of these factors could have a material adverse impact on future revenues, operating results, and financial condition.

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

LACK OF PRODUCT REVENUE DIVERSIFICATION
Caere derives a significant portion of its net revenues from sales of its OmniPage family of products. Caere expects that these software products will continue to account for a majority of the Company's sales in the near future. A decline in demand for these products as a result of competition, technological change, or other factors would have a material adverse effect on the Company's future revenues, operating results, and financial condition.

MATURE MARKETS FOR CERTAIN HARDWARE PRODUCTS
Caere derived approximately 11% and 16% of its net revenues from sales of its transaction processing OCR and bar code products during the second quarter of 1999 and 1998, respectively. Approximately 10% and 14% of the Company's net revenues during the first six months of 1999 and 1998, respectively, were derived from the sales of the Company's transaction processing OCR and bar code products. As previously discussed, the market for both of these sets of products is relatively mature and may not be subject to growth or expansion by the Company in the future. There can be no assurance that Caere's hardware products will continue to be a significant source of net revenues for the Company.

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

EFFECT OF ANTITAKEOVER PROVISIONS OF DELAWARE LAW AND CAERE'S CHARTER DOCUMENTS Caere is a corporation organized under the laws of the state of Delaware. Certain provisions of the Delaware Law and the charter documents of Caere may have the effect of delaying, deferring or preventing changes in control or management of Caere. Caere is subject to the provisions of Section 203 of the Delaware Law, which has the effect of restricting changes in control of a company. In addition, Caere's Board of Directors is divided into three separate classes. Caere's Board has authority to issue up to 2,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares without any further vote or action by its stockholders. Caere also has a Preferred Share Rights Plan (the "Shareholder Rights Plan"). The effect of the antitakeover protections of the Delaware Law, the Caere charter documents and the Shareholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, a significant portion of the outstanding stock of Caere.

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

A portion of the Company's operating expenses in Japan are in yen, which mitigates a portion of the exposure related to yen denominated licenses in Japan. Likewise, a majority of the Company's operating expenses in Hungary are denominated in forints, mitigating a portion of the exposure related to forint denominated licenses in Eastern Europe. In addition, the Company hedges firmly committed transactions using primarily forward contracts with maturities of less than three months. As of June 30, 1999, there were no outstanding foreign currency forward exchange contracts. The Company's hedging policy is designed to reduce the impact of foreign currency exchange rate movements, and any gain or loss in the hedging instruments is expected to be offset by a corresponding gain or loss in the underlying exposure being hedged.

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

FIXED INCOME INVESTMENTS
As of June 30, 1999, the Company had an investment portfolio of fixed income securities, including those classified as cash equivalents of about $46.4 million. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of the Company's fixed income securities. As of June 30, 1999, the weighted-average, pre-tax interest rate on the Company's fixed income securities was approximately 5.1%.

The Company does not use derivative financial instruments in its investment portfolio to manage interest rate risk. The Company does, however, limit its exposure to interest rate and credit risk by establishing and monitoring policies and guidelines for its fixed income portfolios. The guidelines limit the maximum duration of portfolios, establish credit quality standards, and limit exposure for any one issue, issuer, as well as the type of instrument. Due to the limited duration and credit risk criteria established in the Company's guidelines, the exposure to market and credit risk is not expected to be material.

                           PART II. OTHER INFORMATION

                                    ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a)  The Annual Meeting of Stockholders of the Company was held on May 11, 1999.

(b) Management's nominees to the Board of Directors as Class I Directors (for a three-year term expiring at the Annual Meeting in the year 2002) were elected by the following votes:

                                                   For                 Withheld
                                                ---------              --------
     Robert J. Frankenberg                      9,018,806              590,586
     Betsy S. Atkins                            9,003,306              606,086

     The following are persons whose term of office as Directors of the Company continued after the Annual Meeting:

     Director Name                              Class               Term Expires
     -------------                              ----                ------------
     James K. Dutton                             II                     2000
     Joseph Francesconi                          II                     2000
     Robert G. Teresi                            III                    2001

(c) The other matters presented and the voting of stockholders with respect thereto are as follows:

     (i) Approval of the 2000 Employee Stock Purchase Plan, which will become effective upon the expiration of the 1990 Employee Stock Purchase Plan on February 15, 2000. The total number of shares authorized for issuance under the 2000 Employee Stock Purchase Plan is 200,000 shares.

  ----------------------- ----------------------- -------------------- ------------------------------
  For: 7,996,516          Against: 1,518,836      Abstain: 41,602      Broker Non Votes: 52,438
  ----------------------- ----------------------- -------------------- ------------------------------

     (ii) Approval of the 2000 Stock Option Plan, which will become effective upon the expiration of the 1981 Incentive and Supplemental Stock Option Plans, as amended, on January 31, 2000. The total number of shares authorized for issuance under the 2000 Stock Option Plan is 400,000 shares.

 ---------------------- ----------------------- ---------------------- -----------------------------
 For: 5,845,237         Against: 3,649,260      Abstain: 62,457        Broker Non Votes: 52,438
 ---------------------- ----------------------- ---------------------- -----------------------------

     (iii) Ratification of the selection of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 1999.

----------------------- ------------------------- -------------------- ---------------------------
For: 9,513,763          Against: 35,403           Abstain: 60,226      Broker Non Votes: 0
----------------------- ------------------------- -------------------- ---------------------------

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

Date:  August 12, 1999

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

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
-------                  ------------
  27                     Financial Data Schedule
