Form 10-Q
period 1999-09-30
CAERE CORP
filed 1999-11-12
CIK 854916

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended September 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number  0-18090

                                CAERE CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                               94-2250509
--------                                               ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                  100 COOPER COURT, LOS GATOS, CALIFORNIA, 95032
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (408) 395-7000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                 Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

                                                       Outstanding as of
           Class                                       September 30, 1999
           -----                                       ------------------
           Common Stock
           $.001 par value                                 12,085,928



                           This is page 1 of 24 pages

                                CAERE CORPORATION
                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                Page
                                                                                ----
ITEM 1.     Financial Statements

            Condensed Consolidated Balance Sheets - September 30, 1999
                and December 31, 1998                                             3

            Condensed Consolidated Statements of Operations - Three Months
                and Nine Months Ended September 30, 1999 and 1998                 4

            Condensed Consolidated Statements of Cash Flows - Nine Months
                Ended September 30, 1999 and 1998                                 5

            Notes to Condensed Consolidated Financial Statements                  6

ITEM 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                              10

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk           23


                           PART II. OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K                                     24

SIGNATURES                                                                       24

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                CAERE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                              September 30,   December 31,
                                                                  1999           1998
                                                              -------------   ------------
                                     ASSETS

Cash and cash equivalents                                         $23,763        $15,753
Short-term investments                                             25,838         28,584
Receivables, net                                                    5,151          7,336
Inventories                                                         1,669          1,953
Deferred income taxes                                               2,953          2,953
Other current assets                                                1,062            422
                                                                  -------        -------
         Total current assets                                      60,436         57,001

Property and equipment, net                                         3,847          3,640
Other assets                                                        2,835          3,243
                                                                  -------        -------
         Total assets                                             $67,118        $63,884
                                                                  =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other payables                               $ 6,476        $ 7,711

Stockholders' equity:
Preferred stock, $.001 par value:  authorized 2,000,000
  shares; none issued or outstanding                                   --             --
Common stock, $.001 par value:  authorized 30,000,000
  shares; issued and outstanding 12,085,928 and 12,072,028
  shares                                                               12             12
Additional paid-in capital                                         41,251         42,409
Retained earnings                                                  19,379         13,752
                                                                  -------        -------
         Total stockholders' equity                                60,642         56,173
                                                                  -------        -------
         Total liabilities and stockholders' equity               $67,118        $63,884
                                                                  =======        =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                CAERE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        Three Months Ended       Nine Months Ended
                                                           September 30,           September 30,
                                                         -------------------     -------------------
                                                           1999        1998       1999        1998
                                                         -------     -------     -------     -------
Net revenues                                             $12,264     $15,707     $47,022     $47,534
Cost of revenues                                           2,662       3,556       9,419      10,866
                                                         -------     -------     -------     -------
                                                           9,602      12,151      37,603      36,668
                                                         -------     -------     -------     -------
Operating expenses:
  Research and development                                 3,238       3,059       9,931       8,992
  Selling, general and administrative                      6,354       6,817      21,472      20,730
                                                         -------     -------     -------     -------
                                                           9,592       9,876      31,403      29,722
                                                         -------     -------     -------     -------
  Operating earnings                                          10       2,275       6,200       6,946
Interest and other income                                    662         635       1,838       1,965
                                                         -------     -------     -------     -------
  Earnings before income taxes                               672       2,910       8,038       8,911
Income tax expense                                           202         731       2,411       2,094
                                                         -------     -------     -------     -------
  Net earnings                                           $   470     $ 2,179     $ 5,627     $ 6,817
                                                         =======     =======     =======     =======

Basic earnings per share                                 $  0.04     $  0.17     $  0.47     $  0.53
                                                         =======     =======     =======     =======
Diluted earnings per share                               $  0.04     $  0.17     $  0.45     $  0.51
                                                         =======     =======     =======     =======

Weighted average shares used in basic earnings per
share calculation                                         12,072      12,591      12,083      12,869
                                                         =======     =======     =======     =======
Weighted average shares used in diluted earnings per
share calculation                                         12,220      13,159      12,442      13,482
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

                                CAERE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                              ----------------------
                                                                                1999          1998
                                                                              --------      --------
Cash flows from operating activities:
  Net earnings                                                                $  5,627      $  6,817
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                                2,044         2,230
    Amortization of capitalized software development costs                         601           489
    Other                                                                          (98)           30
    Changes in operating assets and liabilities:
         Receivables, net                                                        2,185          (572)
         Inventories                                                               284           483
         Other current assets                                                     (640)          298
         Accrued expenses and other payables                                    (1,235)          901
                                                                              --------      --------
         Net cash provided by operating activities                               8,768        10,676
                                                                              --------      --------
Cash flows from investing activities:
    Short-term investments, net                                                  2,746       (10,159)
    Capital expenditures                                                        (2,143)       (1,157)
    Capitalized software development costs                                        (195)         (215)
    Other assets                                                                  (106)       (1,128)
                                                                              --------      --------
         Net cash provided by (used for) investing activities                      302       (12,659)
                                                                              --------      --------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                         2,531         3,233
  Repurchase of stock                                                           (3,591)      (13,196)
                                                                              --------      --------
         Net cash used for financing activities                                 (1,060)       (9,963)
                                                                              --------      --------
Net increase (decrease)  in cash and cash equivalents                            8,010       (11,946)

Cash and cash equivalents at beginning of period                                15,753        16,417
                                                                              --------      --------
Cash and cash equivalents at end of period                                    $ 23,763      $  4,471
                                                                              ========      ========
Supplemental disclosures:
  Cash paid for income taxes                                                  $  4,005      $  2,412
                                                                              ========      ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                CAERE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A)       Basis of Presentation

         The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present the financial position of the Company as of September 30, 1999, and its results of operations and cash flows for the periods indicated.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company filed audited financial statements with the Securities and Exchange Commission which included all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations and cash flows for the years ended December 31, 1998, 1997 and 1996, in its report on Form 10-K, for the year ended December 31, 1998 (the "Form 10-K"). These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Form 10-K. The results of operations for the interim period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


B)       Inventories

         A summary of inventories follows:

                                September 30,   December 31,
                                     1999            1998
                                -------------    ------------
                                        (In thousands)
           Raw materials            $  892          $  690
           Work in process             201             406
           Finished goods              576             857
                                    ------          ------
                                    $1,669          $1,953
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

                                          Three Months Ended       Nine Months Ended
                                             September 30,           September 30,
                                          -------------------     -------------------
                                           1999        1998        1999        1998
                                          -------     -------     -------     -------
Net earnings                              $   470     $ 2,179     $ 5,627     $ 6,817
                                          =======     =======     =======     =======

Shares used to compute basic earnings
   per share (weighted average common
   shares outstanding)                     12,072      12,591      12,083      12,869

Dilutive common equivalent shares -
   stock options                              148         568         359         613
                                          -------     -------     -------     -------
Shares used to compute diluted
   earnings per share                      12,220      13,159      12,442      13,482
                                          =======     =======     =======     =======

Basic earnings per share                  $  0.04     $  0.17     $  0.47     $  0.53
                                          =======     =======     =======     =======

Diluted earnings per share                $  0.04     $  0.17     $  0.45     $  0.51
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

         Net revenue information regarding product type is as follows (in thousands):

                                Three Months Ended          Nine Months Ended
                                   September 30,               September 30,
                               ---------------------       ---------------------
                                 1999          1998         1999          1998
                               -------       -------       -------       -------
Software products              $10,840       $13,508       $42,190       $40,869
Hardware products                1,424         2,199         4,832         6,665
                               -------       -------       -------       -------
   Consolidated                $12,264       $15,707       $47,022       $47,534
                               =======       =======       =======       =======


         Revenue and asset information regarding operations in the different geographic regions is as follows (in thousands):

                                   Americas     Europe      Other     Consolidated
                                   --------     ------      -----     ------------
Revenues for the three months
  ended September 30:
    1999                            $ 8,226     $ 3,628     $   410     $12,264
    1998                             11,300       4,004         403      15,707

Revenues for the nine months
  ended September 30:
    1999                            $32,126     $13,507     $ 1,389     $47,022
    1998                             32,647      13,468       1,419      47,534

Identifiable assets at
  September 30:
    1999                            $65,221     $ 1,897     $    --     $67,118
    1998                             63,191       1,894          --      65,085


         One distributor accounted for approximately 26% of net revenues for the third quarter of both 1999 and 1998, respectively, and approximately 26% and 25% of net revenues for the first nine months of 1999 and 1998, respectively. A second customer accounted for approximately 15% and 13% of net revenues for the third quarter of 1999 and 1998, respectively, and approximately 12% of net revenues for the first nine months of both 1999 and 1998.

F)       Subsequent Events

         In October 1999, the Company announced that it would liquidate the operations of its hardware products division. The Company expects that substantially all activities of this division will cease by December 31, 1999. As a result of this decision, the hardware division will be accounted for as a discontinued operation beginning in the fourth quarter of 1999. In addition, the Company anticipates that the loss resulting from the closure of this division will be between $1.5 million and $2.5 million. The expected loss will include employee reductions, facility consolidations, satisfaction of hardware customer obligations, and the write-down of assets.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, include "forward looking" statements that are subject to risks and uncertainties. These statements discuss, among other things, expected growth, future revenues, and future performance. The actual future results of Caere Corporation ("Caere" or the "Company") could differ materially from anticipated results described in these forward looking statements. Some factors that could cause future actual results to differ materially from the Company's recent results or those described in the forward looking statements include those listed below in the sections entitled "Net Revenues," "Gross Margin," "Financial Condition," "Certain Trends, Issues, and Uncertainties," "Risk Factors," and other statements set forth below, as well as in the section entitled "Risk Factors" in the Company's report on Form 10-K for its fiscal year ended December 31, 1998. Readers should carefully review the risks described in this and other documents that the Company files with the Securities and Exchange Commission, including the Company's annual report on Form 10-K and quarterly reports on Form 10-Q. The Company assumes no obligation to publicly release any updates or revisions to the forward looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the percentage relationship certain items in the Condensed Consolidated Statements of Operations bear to net revenues:

                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                              SEPTEMBER 30,       SEPTEMBER 30,
                                           ------------------   ----------------
                                             1999      1998      1999       1998
                                             ----      ----      ----       ----
Net revenues                                  100%      100%      100%      100%
Cost of revenues                               22        23        20        23
                                              ---       ---       ---       ---
   Gross margin                                78        77        80        77
                                              ---       ---       ---       ---
Research and development                       26        19        21        19
Selling, general and administrative            52        43        46        44
                                              ---       ---       ---       ---
   Operating expenses                          78        62        67        63
                                              ---       ---       ---       ---
Operating earnings                              0        15        13        14
Interest income, net                            5         4         4         4
                                              ---       ---       ---       ---
Earnings before income taxes                    5        19        17        18
Income tax expense                              1         5         5         4
                                              ---       ---       ---       ---
Net earnings                                    4%       14%       12%       14%
                                              ===       ===       ===       ===

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

BUSINESS LINE ANALYSIS


                                              THREE MONTHS ENDED SEPTEMBER 30,
                      ------------------------------------------------------------------------------
                                     1999                                      1998
                      -----------------------------------     --------------------------------------
                      SOFTWARE     HARDWARE                    SOFTWARE       HARDWARE
                      PRODUCTS     PRODUCTS      COMBINED      PRODUCTS       PRODUCTS      COMBINED
                      --------     --------      --------      --------       --------      --------
NET REVENUES          $10,840       $ 1,424       $12,264       $13,508       $ 2,199       $15,707
COST OF REVENUES        1,897           765         2,662         2,522         1,034         3,556
                      -------       -------       -------       -------       -------       -------
GROSS MARGIN          $ 8,943       $   659       $ 9,602       $10,986       $ 1,165       $12,151
                      =======       =======       =======       =======       =======       =======

GROSS MARGIN %           82.5%         46.3%         78.3%         81.3%         53.0%         77.4%


                                              NINE MONTHS ENDED SEPTEMBER 30,
                      ------------------------------------------------------------------------------
                                     1999                                      1998
                      -----------------------------------      -------------------------------------
                      SOFTWARE     HARDWARE                    SOFTWARE       HARDWARE
                      PRODUCTS     PRODUCTS      COMBINED      PRODUCTS       PRODUCTS      COMBINED
                      --------     --------      --------      --------       --------      --------
NET REVENUES          $42,190        $4,832       $47,022       $40,869        $6,665       $47,534
COST OF REVENUES        6,892         2,527         9,419         7,568         3,298        10,866
                      -------       -------       -------       -------       -------       -------
GROSS MARGIN          $35,298        $2,305       $37,603       $33,301        $3,367       $36,668
                      =======       =======       =======       =======       =======       =======

GROSS MARGIN %           83.7%         47.7%         80.0%         81.5%         50.5%         77.1%


In October 1999, Caere announced that it would discontinue the operations of the hardware products division. The Company also indicated that it expected substantially all activities of this division to cease by December 31, 1999. As a result of this decision, the hardware products division will be accounted for as a discontinued operation beginning in the fourth quarter of 1999. Therefore, beginning with the fourth quarter of 1999, revenues and expenses related to the hardware products division will no longer be a component of earnings from continuing operations.

Under Caere's "bundle and upgrade" strategy, very low-priced, limited-featured OCR and document management software products are bundled with products sold by certain scanner manufacturer partners. When customers purchase scanners from these manufacturers, they will be exposed to the utility and benefit of the Company's OCR and document management technology. The objective of this strategy is to capitalize on such exposure by getting a number of customers to "upgrade" from the bundled limited edition version software to the Company's more fully-featured products.

Net revenues from software products represented approximately 88% and 86% of total net revenues for the third quarter of 1999 and 1998, respectively. Net revenues from software products represented approximately 90% and 86% of total net revenues for the first nine months of 1999 and 1998, respectively. Over 90% of all software revenues are derived from Windows-based products, and the Company anticipates that this will continue.

Net revenues for software products were $10.8 million for the third quarter of 1999, compared to $13.5 million for the third quarter of 1998, representing a decrease of approximately 20%. This decrease was primarily attributable to increased price competition and reductions in unit sales made in the third quarter of 1999 compared to the same period of 1998. Net revenues for software products were $42.2 million for the first nine months of 1999, compared to $40.9 million for the first nine months of 1998, representing an increase of approximately 3%. This increase was primarily attributable to increased unit sales of the OmniPage family of products and the OmniForm products during the first six months of 1999, which was offset by increased price competition and reduced demand for software products in the third quarter of 1999. Beginning in the first quarter of 2000, quarterly software revenues from an existing OEM customer will decrease up to $1.5 million because the agreement with that customer was not extended under its current terms.

Net revenues for hardware products were $1.4 million for the third quarter of 1999, compared to $2.2 million for the third quarter of 1998, representing a decrease of approximately 35%. Net revenues for hardware products were $4.8 million for the first nine months of 1999, compared to $6.7 million for the first nine months of 1998, representing a decrease of approximately 28%. These decreases were primarily the result of a decrease in the unit sales of transaction processing OCR hardware products in both the third quarter of 1999 and the first nine months of 1999 compared to the same periods of 1998. As previously noted, the Company has announced plans to discontinue the hardware products division. As a result, revenues related to hardware products will no longer be a component of earnings from continuing operations.

International sales were $4.2 million and $4.6 million for the third quarter of 1999 and 1998, respectively. International sales represented approximately 34% and 29% of total net revenues in the third quarter of 1999 and 1998, respectively. The decrease in international sales in the third quarter of 1999 compared to the same period of 1998 was primarily attributable to weakness in software sales in Europe. International sales were $15.4 million and $15.5 million for the first nine months of 1999 and 1998, respectively. International sales represented approximately 33% of total net revenues in the first nine months of both 1999 and 1998. The Company believes that growth in international sales will be important for the Company's future success, and as a result, the Company intends to continue to invest in expanding its operations internationally, particularly in Europe. Sales growth in these markets, however, has been and will continue to be impacted by certain factors beyond the control of the Company, such as variable economic conditions, foreign currency exchange rates, slower adoption of OCR and document management technologies, and government regulation.

GROSS MARGIN

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing and production expenses, packaging costs, royalties paid to third parties, and amortization and write-off of capitalized software development costs.

Cost of revenue as a percentage of total net revenue was 22% and 23% for the third quarter of 1999 and 1998, respectively. Cost of revenue as a percentage of total net revenue was 20% and 23% for the first nine months of 1999 and 1998, respectively. Although cost of revenue as a percentage of total net revenue decreased between the two three-month periods and the two nine-month periods, cost of revenue varies between periods based on both the channel mix and the product mix within channels. As a result, quarterly fluctuations in cost of revenue, in absolute dollars and as a percentage of total net revenues, are expected to continue in the future.

Overall gross margins were 78% and 77% for the third quarter of 1999 and 1998, respectively, and 80% and 77% for the first nine months of 1999 and 1998, respectively. The improvement, in both the third quarter of 1999 and the first nine months of 1999 compared to the same periods of 1998, was due primarily to product mix being more heavily weighted toward software products, which generally have higher gross margins than do hardware products.

Gross margins for software products were 83% for the third quarter of 1999, compared to 81% for the third quarter of 1998. Gross margins for the software products were 84% for the first nine months of 1999 and 82% for the same period of 1998. This improvement in gross margin percentages during both the third quarter of 1999 and the first nine months of 1999 compared to the same periods of 1998 was largely attributable to increasing production volumes and increased royalty revenue.

Gross margins for hardware products were 46% for the third quarter of 1999 compared to 53% for the same period of 1998. Gross margins for hardware products were 48% for the first nine months of 1999 compared to 51% for the same period of 1998. The reduced gross margin in the third quarter of 1999 compared to the same period of 1998 was primarily attributable to a product mix with higher product margins in the third quarter of 1998 compared to the same period of 1999. The decline in gross margins during the first nine months of 1999 compared to the same period of 1998 reflects the weakness of hardware product net revenues in the first nine months of 1999 compared to the first nine months of 1998. Since a significant portion of hardware cost of revenues relates to fixed manufacturing overhead costs, the gross margins for hardware will often decline during periods of flat or negative revenue and unit shipment growth. As previously noted, the hardware products division will be discontinued and its revenues and expenses will not be a component of earnings from continuing operations after the third quarter of 1999.

The primary factor affecting overall gross margins in the future is likely to be shifts in product mix between fully-priced, non-upgrade software, bundled software, and upgrade products. In addition, the software market has been subject to rapid changes, including significant price competition, which can be expected to continue. Future technology or market changes may cause certain products to rapidly become obsolete, necessitating increased inventory write-offs or reserves and a corresponding decrease in gross margins.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Caere continues to invest heavily in the future by funding research and development ("R&D"). R&D expenses were $3.2 million for the third quarter of 1999 compared to $3.1 million for the third quarter of 1998, representing an increase of approximately 6%. R&D expenses were $9.9 million for the first nine months of 1999 compared to $9.0 million for the same period of 1998, representing an increase of approximately 10%. This increase in absolute dollars was primarily from development staff headcount growth, other employee related costs and higher levels of third-party development costs in many areas, particularly in software technologies.

The Company's sustained commitment to R&D over the last two years allowed the Company to successfully launch multiple products in 1998, including OmniPage Pro 9.0, OmniPage Wizard, PageKeeper Standard, and an all-in-one Professional Developers Kit. During the first nine months of 1999 new products launched have included OmniForm 4.0, OmniPage Web, OmniPage Pro Scanner Suite and PageKeeper Pro. In some cases, R&D efforts for these products began well over a year before their launch. The Company believes that significant R&D investments in 1999 and beyond will be necessary for the Company to effectively compete in the software market.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expense was $6.4 million for the third quarter of 1999 compared to $6.8 million for the third quarter of 1998, representing a decrease of approximately 7%. SG&A expense was $21.5 million for the first nine months of 1999 compared to $20.7 million for the same period of 1998, representing an increase of approximately 4%. As a percentage of net revenue, SG&A expense was 52% and 43% for the third quarter of 1999 and 1998, respectively, and 46% and 44% for the first nine months of 1999 and 1998, respectively. The increase in the absolute dollar amounts of SG&A expense between the two nine-month periods was due primarily to expansion of product-specific marketing programs, distribution channels, and information systems and business infrastructure to support overall increases in the scope of the Company's operations.

INTEREST AND INCOME TAXES

Net interest income was $0.7 million and $0.6 million for the third quarter of 1999 and 1998, respectively. Net interest income was $2.4 million and $2.1 million for the first nine months of 1999 and 1998, respectively.

The effective income tax rate for both the third quarter of 1999 and the first nine months of 1999 was approximately 30%. The effective income tax rate for the third quarter of 1998 was approximately 25% and the effective income tax rate for the first nine months of 1998 was approximately 23%. The effective income tax rate continues to be lower than the U.S. federal statutory tax rate primarily due to benefits derived from federal net operating loss carryforwards and the Company's utilization of a foreign sales corporation. As of December 31, 1998, the Company has federal net operating loss carryforwards of approximately $11.1 million, which are subject to an annual limitation of approximately $2.7 million.

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

In mid-1997, Caere initiated a company-wide Year 2000 Project to address this issue. A Year 2000 Committee was established and mandated with defining, assessing and converting or replacing various programs, hardware and instrumentation systems to make them Year 2000 compatible.

           INTERNAL BUSINESS PROCESSES. To address the Year 2000 issues with its internal information technology ("IT") systems, the Company initiated a program to evaluate its internal systems, including manufacturing, sales and financial systems. The Company has completed the assessment phase and the renovation and testing phases are proceeding in parallel. The Company's assessment indicated that certain internal systems should be upgraded or replaced as part of a solution to the Year 2000 problem. As part of its Year 2000 project, the Company constructed a new computer facility to house the Company's IT systems. This computer facility was completed in mid-September. Delays in the completion of the new computer facility have resulted in delays in completion of the testing of the Company's IT systems. The replacement process is now 90% complete. The Company expects to complete the testing and renovation phases for its IT systems by December 1999.

           Although the Company's non-IT systems do not in many cases directly impact the Company's core business, they remain an important part of Caere's Year 2000 efforts. Testing of all mission-critical non-IT systems and products has been completed. Approximately 50% of the non-IT systems required replacement, and the replacement process is now 85% complete. The Company expects to complete the renovation phase by December 1999.

           The chart below shows the overall status of Caere's five-phase Year 2000 project in the following areas:

--------------------------------------------------------------------------------------------------------------------------
                 AWARENESS     ASSESSMENT      RENOVATION                  TESTING                     IMPLEMENTATION
--------------------------------------------------------------------------------------------------------------------------
IT SYSTEMS       Completed     Completed       Underway with               Underway with               Scheduled to be
                                               approximately 90%           approximately 95%           completed by
                                               completed.  Scheduled to    completed. Scheduled to     December 31, 1999.
                                               be completed by December    be completed by December
                                               1999.                       15, 1999.

--------------------------------------------------------------------------------------------------------------------------
NON-IT SYSTEMS   Completed     Completed       Underway with               Completed                   Scheduled to be
                                               approximately 85%                                       completed by
                                               completed. Scheduled to                                 December 1999.
                                               be completed by December
                                               1999.
--------------------------------------------------------------------------------------------------------------------------



           THIRD PARTY VENDORS, MANUFACTURERS AND SUPPLIERS. The Company has identified and prioritized critical third parties and customers, and has contacted them concerning their plans and progress in addressing the Year 2000 problem. The Company is also working with key suppliers of products and services to determine that their operations and products are Year 2000 Compliant or to monitor their progress toward Year 2000 compliance, as appropriate. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of third parties to be Year 2000 ready, including developing contingency plans. However, such failures, including failures of any contingency plan, remain a possibility and could have a materially adverse impact on the Company's results of operations or financial condition.

           PRODUCTS. The Company believes that all products currently shipping and supported by Caere are "Year 2000 Compliant." It is likely that some older products may not be Year 2000 Compliant. Current information about the Company's products is available on the Company's Web site (http://www.caere.com/company/y2k.asp). Information on the Company's Web site is provided to customers for the sole purpose of assisting in planning for the transition to the Year

2000. Such information is the most currently available concerning the Company's products and is provided "as is" without warranty of any kind. As used by Caere, "Year 2000 Compliant" means that when used properly and in conformity with the product information provided by the Company, and when used with "Year 2000 Compliant" computer systems, the product will accurately store, display, process, provide, and/or receive data from, into, and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the Caere product properly exchanges date data with the Caere product. There can be no assurance that (i) third party technologies used in combination with Caere products will be Year 2000 Compliant and (ii) Caere products will not be adversely affected when used with such third party technologies. Nor can the Company represent that any modifications to its products made by a party other than Caere will be Year 2000 Compliant.

           In the Company's standard license agreements, the Company warrants to licensees that its software routines and programs are Year 2000 Compliant. If any of the Company's licensees experience Year 2000 problems, such licensee could assert claims for damages against the Company. Any such litigation could result in substantial costs and diversion of the Company's resources, even if ultimately decided in favor of the Company.

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

           CONTINGENCY PLANS. The Company continues to discuss contingency planning to address potential problem areas with internal systems and with suppliers and other third parties. It is expected that remediation and contingency planning activities will be on-going throughout calendar year 1999 with the goal of appropriately resolving all material internal systems and third party issues. There can be no assurance that the Company will be able to develop contingency plans that will adequately address all Year 2000 issues that may arise.

FINANCIAL CONDITION

Caere's cash and short-term investment portfolio totaled $49.6 million at September 30, 1999. The portfolio is diversified among security types, industries, and individual issuers. The portfolio is invested primarily in short-term, U.S. dollar denominated securities to both minimize interest rate risk and maintain liquidity in the event of immediate cash needs.

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

Caere has no long-term debt. The Company has not paid cash dividends on its common stock. Stockholders' equity at September 30, 1999 was $60.6 million.

Caere will continue to invest in its sales, marketing, and product support infrastructures. In addition, research and development investments will continue to be made in existing and advanced areas of technology, including the use of cash to acquire technology and to fund other strategic opportunities. Additions to property and equipment will continue, including new facilities and computer systems for research and development, sales and marketing, support, and administrative staff.

Cash will also continue to be used to repurchase common stock. Among other purposes, the shares will be used for employee stock option and purchase plans. The Company repurchased approximately 1.5 million shares of common stock in 1998, with an aggregate cost of approximately $19.8 million. During the nine months ended September 30, 1999, the Company repurchased an additional 300,000 shares of common stock, with an aggregate cost of approximately $3.6 million.

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

PRICES

Future product prices may decrease from historical levels, depending on competitive market and cost factors. During 1999, certain competing products have been reduced in price by the Company's primary competitors. In response, the Company has reduced the prices for certain of its products, including the OmniPage Pro and PageKeeper Pro products. Such price reductions could have a material adverse impact on the Company's future revenues, operating results, and financial condition. International software prices vary by country and are generally higher than in the United States to cover higher costs of distribution and localization expenses. Increased global competition, European monetary unification, or other factors could erode such price uplifts in the future. In the event of product price reductions either domestically or internationally, the Company's future revenues, operating results, and financial condition may be adversely impacted.

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

A significant portion of Caere's revenue is attributable to its upgrade strategy. Upgrades are derived from three primary sources: first, from previous customers who are seeking the improvements of the latest versions of Caere's OCR, electronic forms, and document management software products; second, from customers who are upgrading from competitive products; and third, from customers who choose to upgrade from a limited edition version of the Company's product that was bundled with various scanner manufacturer products. If previous Caere customers or the customers of competitive products decline to upgrade or if customers using a bundled product defer or forego the purchase of the Company's newer or more fully featured products because they determine that the bundled product satisfies their needs, it could have a material adverse impact on the Company's future revenues, operating results, and financial condition.

Caere's future revenues and operating results may be negatively affected by channel fill. Distributors may fill their distribution channels in anticipation of price increases, sales promotions, or incentives. Channels may also become filled simply because distributors do not sell their inventories to retail distribution or retailers to end users as anticipated. If sell-through does not occur at a sufficient rate, distributors will delay purchases, cancel orders, or return prior purchases in an effort to reduce their inventories. Further, distributors may also delay purchases, cancel orders, or return products in anticipation of a new product or version release. Such channel fill, order delays or cancellations can cause fluctuations in net revenues from one quarter to the next, although the impact is mitigated by the Company's deferral of revenue associated with inventories estimated to be in excess of appropriate levels in the distribution and retail channels. Furthermore, the Company estimates and maintains reserves for product returns. There can be no assurance, however, that such channel fill, order delays or cancellations will not have a material adverse impact on the Company's future revenues and operating results.

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

FUTURE GROWTH RATE

The revenue growth rate in 1999 and future periods, if any, may not approach the level attained in prior years. As discussed previously, operating expenses are expected to increase in 1999 compared to 1998. The increase in expenses through the first nine months of 1999 has not been offset by revenue growth, and has resulted in a decline in the operating margin for the first nine months of 1999 compared to the same period of 1998. Because of the fixed nature of a significant portion of the Company's expenses, coupled with the possibility of slower revenue growth, operating margins in the future may decrease from historical levels.

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

A portion of the Company's operating expenses in Japan are in yen, which mitigates a portion of the exposure related to yen denominated licenses in Japan. Likewise, a majority of the Company's operating expenses in Hungary are denominated in forints, mitigating a portion of the exposure related to forint denominated licenses in Eastern Europe. In addition, the Company hedges firmly committed transactions using primarily forward contracts with maturities of less than three months. As of September 30, 1999, there were no outstanding foreign currency forward exchange contracts. The Company's hedging policy is designed to reduce the impact of foreign currency exchange rate movements, and any gain or loss in the hedging instruments is expected to be offset by a corresponding gain or loss in the underlying exposure being hedged.

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

FIXED INCOME INVESTMENTS

As of September 30, 1999, the Company had an investment portfolio of fixed income securities, including those classified as cash equivalents of about $43.0 million. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of the Company's fixed income securities. As of September 30, 1999, the weighted-average, pre-tax interest rate on the Company's fixed income securities was approximately 5.6%.

The Company does not use derivative financial instruments in its investment portfolio to manage interest rate risk. The Company does, however, limit its exposure to interest rate and credit risk by establishing and monitoring policies and guidelines for its fixed income portfolios. The guidelines limit the maximum duration of portfolios, establish credit quality standards, and limit exposure for any one issue or issuer, as well as the type of instrument. Due to the limited duration and credit risk criteria established in the Company's guidelines, the exposure to market and credit risk is not expected to be material.

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

                                CAERE CORPORATION

Date:  November 12, 1999

                                /s/  BLANCHE M. SUTTER
                                --------------------------------------------
                                Blanche M. Sutter, Executive Vice President
                                and Chief Financial Officer
                                (Principal Financial and Accounting Officer
                                and Duly Authorized Officer)

                               INDEX TO EXHIBITS

Exhibit
 Number                            Description
------                             -----------
  27         Financial Data Schedule (included only in the copy of this report filed electronically with the Commission)